Form 10-Q
period 1994-12-31
ADVANCED MARKETING SERVICES INC
filed 1995-02-13
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

    ---------------------------------------------------------


                            FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1994

                               OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from      to

                 Commission File Number: 0-16002

                ADVANCED MARKETING SERVICES, INC.
     (Exact name of registrant as specified in its charter)

               DELAWARE                        95-3768341
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)

                  5880 Oberlin Drive, Suite 400
                  San Diego, California  92121
            (Address of principal executive offices)
                           (Zip Code)

          Registrant's telephone number: (619) 457-2500

                            Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES  X     NO
                           -----     -----

  The number of shares of the Registrant's Common Stock outstanding as of January 20, 1995 was 5,437,679.












                ADVANCED MARKETING SERVICES, INC.
                  QUARTERLY REPORT ON FORM 10-Q
                        December 31, 1994


                              INDEX




                                                            Page
                                                           Number
PART I. FINANCIAL INFORMATION

    Item 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets
        December 31, 1994 (Unaudited), March 31, 1994 and
        December 25, 1993 (Unaudited)                       3 - 4

      Consolidated Statements of Income (Unaudited)
        Three and nine months ended December 31, 1994 and
        December 25, 1993                                       5

      Consolidated Statements of Cash Flows (Unaudited)
        Nine months ended December 31, 1994 and
        December 25, 1993                                       6

      Notes to Consolidated Financial Statements            7 - 9

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10 - 12


PART II. OTHER INFORMATION                                     13


SIGNATURES                                                     13







PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (See Note 1 for basis of presentation)

                       ADVANCED MARKETING SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                             AS OF
                            --------------------------------------
                            DECEMBER 31,   MARCH 31,   DECEMBER 25,
                                 1994         1994          1993
                             (UNAUDITED)                (UNAUDITED)
                            ------------  -----------  -----------
                                (IN THOUSANDS EXCEPT SHARE DATA)
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS     $   7,205    $   2,928    $  12,783

INVESTMENTS, AVAILABLE-FOR-SALE  22,503       14,469       16,270

ACCOUNTS RECEIVABLE - TRADE, NET OF
  ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS
  AND SALES RETURNS OF $2,940,000 AT
  DECEMBER 31, 1994, $1,986,000 AT
  MARCH 31, 1994 AND $2,248,000 AT
  DECEMBER 25, 1993              41,715       23,321       30,262

VENDOR AND OTHER RECEIVABLES      2,690        2,099        2,460

INVENTORIES, NET                 64,625       62,451       75,519

DEFERRED INCOME TAXES             3,133        2,621        2,323

PREPAID EXPENSES                    733          528          412
                              ----------   ----------   ----------
  TOTAL CURRENT ASSETS          142,604      108,417      140,029
                              ----------   ----------   ----------
PROPERTY AND EQUIPMENT, AT COST   6,264        6,152        5,830

  LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION              3,784        3,977        3,731
                              ----------   ----------   ----------
    NET PROPERTY AND EQUIPMENT    2,480        2,175        2,099

INVESTMENTS, AVAILABLE-FOR-SALE   1,000        1,550        3,250

OTHER ASSETS                        270          260          248
                              ----------   ----------   ----------
TOTAL ASSETS                  $ 146,354    $ 112,402    $ 145,626
                              ==========   ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
STATEMENTS.

                       ADVANCED MARKETING SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             AS OF
                            ---------------------------------------
                            DECEMBER 31,  MARCH 31,    DECEMBER 25,
                               1994         1994           1993
                            (UNAUDITED)                (UNAUDITED)
                            -----------  -----------   -----------
                               (IN THOUSANDS EXCEPT SHARE DATA)
CURRENT LIABILITIES:
ACCOUNTS PAYABLE              $  96,751    $  67,316    $  98,573

ACCRUED LIABILITIES               4,105        3,167        2,978

INCOME TAXES PAYABLE              1,012          292        1,356
                              ----------   ----------   ----------
  TOTAL CURRENT LIABILITIES     101,868       70,775      102,907
                              ----------   ----------   ----------
STOCKHOLDERS' EQUITY:

COMMON STOCK, $.001 PAR VALUE,
  AUTHORIZED 20,000,000 SHARES,
  ISSUED 5,944,000 SHARES AT
  DECEMBER 31, 1994, 5,930,000
  SHARES AT MARCH 31, 1994 AND
  5,923,000 SHARES AT DECEMBER
  25, 1993                            6            6            6

ADDITIONAL PAID-IN CAPITAL       24,919       24,851       24,806

UNREALIZED LOSS ON INVESTMENTS      (67)         --           --

RETAINED EARNINGS                20,563       17,650       18,787

LESS: TREASURY STOCK,
  506,511 SHARES AT COST           (935)        (880)        (880)
                              ----------   ----------   ----------
  TOTAL STOCKHOLDERS' EQUITY     44,486       41,627       42,719
                              ----------   ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                      $ 146,354    $ 112,402    $ 145,626
                              ==========   ==========   ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
STATEMENTS.




                       ADVANCED MARKETING SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                       THREE MONTHS ENDED      NINE MONTHS ENDED
                        DEC  31,    DEC 25,     DEC 31,   DEC 25,
                          1994       1993        1994      1993
                       ---------  ---------   ---------  ---------
NET SALES              $ 91,226   $ 91,532    $244,695    $204,003

COST OF GOODS SOLD       82,390     84,137     222,405     186,670
                       ---------  ---------   ---------   ---------
  GROSS PROFIT            8,836      7,395      22,290      17,333

DISTRIBUTION AND
  ADMINISTRATIVE EXPENSES 6,192      5,569      18,138      15,812
                       ---------  ---------   ---------   ---------
  INCOME FROM OPERATIONS  2,644      1,826       4,152       1,521

INTEREST EXPENSE             (6)       (13)        (35)        (39)

INTEREST AND DIVIDEND
  INCOME                     16        244         582         646
                       ---------  ---------   ---------   ---------
INCOME BEFORE PROVISION
  FOR INCOME TAXES        2,654      2,057       4,699       2,128

PROVISION FOR INCOME
  TAXES                     971        794       1,786         835
                       ---------  ---------   ---------   ---------
  NET INCOME           $  1,683   $  1,263    $  2,913    $  1,293
                       =========  =========   =========   =========
  NET INCOME PER COMMON AND
    COMMON SHARE EQUIVALENT:

     PRIMARY           $    .30   $    .22    $    .52    $    .23
                       =========  =========   =========   =========
     FULLY DILUTED     $    .30   $    .22    $    .52    $    .23
                       =========  =========   =========   =========

  WEIGHTED AVERAGE NUMBER OF
    SHARES:

     PRIMARY              5,644      5,629       5,608       5,648
                       =========  =========   =========   =========
     FULLY DILUTED        5,636      5,625       5,625       5,622
                       =========  =========   =========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
STATEMENTS.


                       ADVANCED MARKETING SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                               NINE MONTHS ENDED
                                              DEC 31,      DEC 25,
                                               1994         1993
                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                  $  2,913     $  1,293
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                   669          702
  PROVISION FOR UNCOLLECTIBLE ACCOUNTS
   AND SALES RETURNS                            1,174          839
  PROVISION FOR MARKDOWN OF INVENTORY           2,465        1,897
  CHANGES IN ASSETS AND LIABILITIES:
   INCREASE IN ACCOUNTS RECEIVABLE - TRADE    (19,568)      (9,709)
   INCREASE IN VENDOR AND OTHER RECEIVABLES      (591)        (817)
   INCREASE IN INVENTORIES                     (4,639)     (11,942)
   INCREASE IN ACCOUNTS PAYABLE                29,435       30,861
   INCREASE IN ACCRUED LIABILITIES                938          103
   INCREASE IN INCOME TAXES PAYABLE               720          814
   INCREASE IN DEFERRED INCOME TAXES             (512)        (324)
   INCREASE IN PREPAID EXPENSES                  (205)        (321)
   INCREASE IN OTHER ASSETS                       (10)         (44)
                                             ---------    ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES     12,789       13,352
                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 PURCHASE/DISPOSAL OF PROPERTY AND EQUIPMENT     (974)      (1,004)
 PURCHASE OF INVESTMENTS, AVAILABLE FOR SALE  (59,480)     (66,028)
 SALE AND REDEMPTION OF INVESTMENTS,
  AVAILABLE FOR SALE                           51,929       57,064
 PURCHASE OF TREASURY STOCK                       (55)          -
                                             ---------    ---------
 NET CASH PROVIDED BY INVESTING ACTIVITIES     (8,580)      (9,968)
                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM EXERCISE OF OPTIONS AND
  RELATED TAX BENEFITS                             68          324
                                             ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS           4,277        3,708
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                            2,928        9,075
                                             ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $  7,205     $ 12,783
                                             =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
STATEMENTS.

                ADVANCED MARKETING SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
1. BASIS OF PRESENTATION

The financial statements presented herein for the nine months ended December 31, 1994 and December 25, 1993 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Certain reclassifications have been made to the financial statements of the prior period to conform to the classifications used at December 31, 1994.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

The results of operations for the nine month period ended December 31, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1995. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

2. INTERIM ACCOUNTING PERIODS

In accordance with wholesale distribution industry practice, net sales and cost of goods sold for interim periods are cut off on the Saturday nearest to the end of an accounting period. The cut-off for the fourth fiscal quarter is March 31. This practice may result in differences in the number of business days for which sales and cost of goods sold are recorded both as to quarter-to-quarter comparisons, and as to comparisons of quarters between years.

The first quarter of the current fiscal year included one additional week of sales compared to the first quarter of the prior fiscal year. (See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this
Form 10-Q.)
3. INVESTMENTS, AVAILABLE-FOR-SALE

"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds, funds held in managed investment funds and preferred stock instruments. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted SFAS No. 115 on April 1, 1994 and in connection therewith reclassified all investments as available for sale. The adoption of SFAS No. 115 had no material impact on the Company's financial position or results of operations. SFAS No. 115 requires the use of fair value accounting for debt and equity securities, except in those cases where there is a positive intent and ability to hold debt securities to maturity.

Investments, available for sale at December 31, 1994 are as follows (in thousands):

                                   December 31, 1994
                    ----------------------------------------------
                                 Gross       Gross
                    Amortized  Unrealized  Unrealized  Approximate
                       Cost       Gains      Losses   Market Value
                    ---------  ----------  ---------- ------------
Mortgage-Backed
  Securities          $ 3,476    $  -        $  82      $ 3,394

Debt Securities
  issued by States of
  the U.S. and polit-
  ical subdivisions
  of the States        17,966       27          12       17,981

Equity Securities       2,128       -            -        2,128
                      -------    -----       -----      -------
                      $23,570    $  27       $  94      $23,503
                      =======    =====       =====      =======

Investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $16,981,350 are scheduled to mature within one year. The remaining balance of $999,650 is scheduled to mature within two years. The Company's investments in mortgage-backed securities have contracted maturities up to 30 years. The actual time to repayment, however, may be shorter due to prepayments made on the underlying collateral. The contractual principal repayments of mortgage-backed securities range from 6 to 29 years. Equity securities represent investments in preferred stocks, which have no maturities.

Proceeds from the sale of investments aggregated $1,319,080. The realized loss on these sales totalled $118,450. The Company uses the specific identification method in determining cost on these investments. The decrease in unrealized loss on investments was approximately $212,000 for the quarter ended December 31, 1994 primarily as a result of the Company making a provision of $170,000 to cover anticipated losses on its preferred stock investments.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $2,067,000 as of December 31, 1994, $1,104,000 as of March 31, 1994 and $1,758,000 as of
December 25, 1993 for the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

On January 23, 1995 the Company entered into an agreement which provides the Company with an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.5 percent at December 31, 1994). The line of credit expires July 31, 1996. As of December 31, 1994 and December 25, 1993 there were no outstanding borrowings on any line of credit.

7. INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.

8. PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares and, when applicable, dilutive common share equivalents outstanding during the periods. The effects of all anti-dilutive common share equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

9. EMPLOYEE STOCK OPTION PLAN

Nonqualified options to purchase an aggregate of 657,410 shares of common stock were outstanding as of December 31, 1994 including 150,000 shares granted to Michael M. Nicita subject to approval by the stockholders of an increase in the number of shares issuable under the Plan. The outstanding options were at prices ranging from $1.70 to $5.42 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Nine Month Periods Ended December 31, 1994 and December 25, 1993:
- - - - -----------------------------------------------------------------
During the nine months ended December 31, 1994, the Company reported net income of $2,913,000, or $.52 per share, compared with net income of $1,293,000, or $.23 per share, for the corresponding period of the previous year.

Net sales increased 20 percent to $244,695,000 compared to $204,003,000 in the same period of the prior year. The first quarter of this year included one additional week of sales which accounted for approximately $6.0 million of net sales. If this additional week was excluded, the net sales increase for the period would have been 17 percent. Comparable store sales, those to customer locations which were in operation throughout the first nine months of the current and previous fiscal year, increased by one percent. The sales increase in the period occurred as a result of the previously-announced designation of the Company as a primary book supplier to additional locations of a major customer as well as strong sales of individual titles, particularly in the juvenile, paperback and bestseller categories.

During the first nine months of fiscal 1995, gross profits increased 29 percent to $22,290,000 from $17,333,000 in the first nine months of the previous fiscal year. Gross profit as a percentage of net sales increased to 9.1 percent compared to 8.5 percent last year. This increase resulted from lower cash discount expense, increased income from certain publishers' incentive plans, and favorable trends in other inventory related costs.

Distribution and administrative expenses for the nine months ended December 31, 1994 increased 15 percent to $18,138,000 and represented 7.4 percent of net sales compared to $15,812,000, or
7.8 percent of net sales, in the previous year. Warehouse labor and freight expenses increased as a result of higher sales volume. Administrative expenses increased as a result of higher compensation costs and costs (including currency losses) connected with the Company's expansion into Mexican and United Kingdom markets. Administrative cost increases were partially offset by increases in income from advertising and promotional activities. Distribution and administrative expenses decreased as a percent of sales primarily due to the increase in net sales.

Interest expense consisting of costs related to the Company's line of credit totalled $35,000 in the nine months ended December 31, 1994 compared to $39,000 in the nine months ended December 25, 1993. Interest and dividend income decreased to $582,000 in the period from $646,000 in the corresponding period of the previous year as a result of the Company providing for anticipated losses on its preferred stock investments.

Quarter Ended December 31, 1994 and December 25, 1993:
- - - - ------------------------------------------------------
Net income for the quarter ended December 31, 1994 was $1,683,000, or $.30 per share, compared with net income of $1,263,000, or $.22 per share, for the same quarter of the previous year.

Net sales during the third quarter decreased slightly to $91,226,000 from $91,532,000 in the third quarter of fiscal 1994. Comparable store sales, those to customer locations which were in operation throughout the third quarter of the current and previous fiscal year, decreased by 15 percent. This decline was due in part to reduced sales of bestselling novels as well as reduced sales in several other book categories and, in certain cases, customers obtaining certain titles from competitive sources. The Company anticipates and has provided for a higher level of returns from customers in the post-Christmas period than in the previous year.

During the quarter, gross profits increased 19 percent to $8,836,000 from $7,395,000 in the same period last year. Gross profit as a percentage of net sales increased to 9.7 percent of net sales compared to 8.1 percent of net sales in the previous year's third quarter. The increase in gross profit dollars resulted from lower cash discount expense, increased income from certain publishers' incentive plans, and favorable trends in other inventory related costs.

Distribution and administrative expenses for the quarter ended December 31, 1994 increased 11 percent to $6,192,000 and represented 6.8 percent of net sales compared to $5,569,000, or 6.1 percent of net sales, in the same quarter of the previous year. This increase resulted in part from one-time charges connected with the termination of a senior executive's employment as well as other compensation related costs. These and other increases in administrative expenses were offset in part by increased income from the Company's advertising and promotional activities. In addition, the financial statements reflect a provision of $213,000 for the impact on the Company's Mexican subsidiary resulting from the recent devaluation of the Mexican peso. Accordingly, the Company believes that the impact of recent changes in currency conversion rates and their effect on unsettled balances will not have a material impact on future financial statements.

Interest expense consisting of costs related to the Company's line of credit decreased to $6,000 in the quarter ended December 31, 1994 from $13,000 in the third quarter last year. Interest and dividend income declined to $16,000 during the quarter from $244,000 in the corresponding quarter of the previous year as a result of the Company providing for anticipated losses on its preferred stock investments.


B. LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $40,736,000 as of December 31, 1994 which increased from the December 25, 1993 level of $37,122,000 and from the March 31, 1994 balance of $37,642,000. The increase compared to December 25, 1993 was due primarily to increases in retained earnings and sales of certain long-term investments.

Cash and investments available for sale totalled $30,708,000 at December 31, 1994, an increase of $11,761,000 from March 31, 1994 primarily as a result of a seasonal reduction of net investment in inventory. Cash and investments available for sale decreased by $1,595,000 compared to December 25, 1993.

Trade accounts receivable increased by $18,394,000 during the nine months ended December 31, 1994 and $11,453,000 from one year ago due primarily to the increase in net sales and a change in certain terms of sale to customers.

Compared to one year ago, inventories decreased by $10,894,000 to $64,625,000 as a result of a reduction in levels of both returnable and non-returnable inventory. Compared to March 31, 1994, inventories increased by $2,174,000 to support higher seasonal sales levels.

Accounts payable increased by $29,435,000 from the March 31, 1994 due primarily to an increase in purchases to support seasonally higher levels of sales. Accounts payable decreased by $1,822,000 from the balance a year ago.

On January 23, 1995 the Company entered into an agreement which provides the Company with an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.5 percent at December 31, 1994). The line of credit expires July 31, 1996. As of December 31, 1994 and December 25, 1993 there were no outstanding borrowings on any line of credit. Given its current level of operations, the Company does not anticipate utilizing its line of credit in the foreseeable future.

The Company believes that its existing working capital, cash flows from operations, trade credit traditionally available from its vendors and its line of credit will be sufficient to finance its current and anticipated level of operations.











PART II.  OTHER INFORMATION

ITEMS 1-4.  NOT APPLICABLE
ITEM  5.  OTHER INFORMATION

On November 1, 1994 Charles C. Tillinghast III, President, assumed the responsibilities of Chairman of the Board, a newly-created position. Mr Tillinghast will remain Chief Executive Officer of the Company. Michael M. Nicita became President and Chief Operating Officer of the Company effective November 7, 1994. Mr. Nicita had previously been employed as General Manager of Golden Lee Book Distributors, Inc. On December 31, 1994 the employment of James T. Dixon, formerly Executive Vice President-Marketing, was terminated. On January 22, 1995 Adam Zoldan joined the Company as Vice President-Marketing.

On May 30, 1994, the Company announced a stock repurchase program pursuant to which the Company may repurchase in open market transactions, from time to time, based upon existing market conditions, up to 500,000 shares of its Common Stock. On December 13, 1994 the Company repurchased 10,000 shares of its Common Stock pursuant to such stock repurchase program.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

    11.0 Statement re Computation of Per Share Earnings

(b)   Reports on Form 8-K - None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ADVANCED MARKETING SERVICES, INC.
                                         (Registrant)

  January 27, 1995          By: /s/ Charles C. Tillinghast III
- - - - --------------------            -------------------------------
       Date                     Charles C. Tillinghast III
                                  Chairman of the Board, Chief
                                  Executive Officer (Principal
                                  Executive Officer)

  January 27, 1995          By: /s/ Jonathan S. Fish
- - - - --------------------            -------------------------------
          Date                  Jonathan S. Fish
                                  Executive Vice President of
                                  Finance and Chief Financial
                                  Officer (Principal Financial
                                    and Accounting Officer)

Exhibit 11.0

                   ADVANCED MARKETING SERVICES, INC.

            STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                              (UNAUDITED)

                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                          THREE MONTHS ENDED   NINE MONTHS ENDED
                           DEC 31,    DEC 25,    DEC 31, DEC 25,
                            1994       1993       1994    1993
                          --------   --------   ------- --------
NET INCOME                $1,683    $1,263      $2,913  $1,293

WEIGHTED AVERAGE COMMON AND
  COMMON SHARE EQUIVALENTS:

  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING     5,443     5,427       5,439   5,410

  WEIGHTED AVERAGE COMMON SHARE
    EQUIVALENTS-DILUTIVE STOCK
    OPTIONS:

      PRIMARY                201       202         169     238
      FULLY DILUTED          193       198         186     212
                          ------    ------      ------  ------
  TOTAL WEIGHTED AVERAGE
    COMMON AND COMMON
    EQUIVALENT SHARES:

      PRIMARY              5,644     5,629       5,608   5,648
      FULLY DILUTED        5,636     5,625       5,625   5,622
                          ------    ------      ------  ------
NET INCOME PER COMMON AND
  COMMON SHARE EQUIVALENT

      PRIMARY             $  .30    $  .22      $  .52  $  .23
      FULLY DILUTED       $  .30    $  .22      $  .52  $  .23
                          ------    ------      ------  ------

- - - - --------------------------------

Common share equivalents (for AMS outstanding stock options) are excluded from earnings per share calculations when antidilutive.