Form 10-K
period 1995-03-31
ADVANCED MARKETING SERVICES INC
filed 1995-06-29
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549


                                               FORM 10-K
(Mark One)
[X]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                               For the Fiscal year ended March 31, 1995

                                                  OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          For the transition period from        to

                                    Commission file number 0-16002

                                   ADVANCED MARKETING SERVICES, INC.
                        (Exact name of Registrant as specified in its charter)

                             DELAWARE                          95-3768341-9
                        (State or other jurisdiction of       (I.R.S. Employer
                        incorporation or organization)      Identification No.)

                                     5880 Oberlin Drive, Suite 400
                                     San Diego, California  92121
                               (Address of principal executive offices)

                            Registrant's telephone number:  (619) 457-2500

                     Securities registered pursuant to Section 12(b) of the Act:
                                                 None

                     Securities registered pursuant to Section 12(g) of the Act:
                                     Common Stock, $.001 par value
                                           (Title of class)

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

        Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K: ____

        The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant at June 15, 1995 was $24,448,676.

        The number of shares of the Registrant's Common Stock outstanding as of June 15, 1995 was 5,403,679.

                                  DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the Registrant's definitive Proxy Statement for its July 27, 1995 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Part III of this Form 10-K.

                                                PART I


ITEM 1 - BUSINESS

General

        Advanced Marketing Services, Inc. (the "Company" or "AMS") is a leading distributor of general interest books to the membership warehouse club and office product superstore industries. The Company also supplies general interest books to other specialty retailers. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; and children's books. In addition, to a lesser extent, the Company sells prerecorded audio cassettes (books on tape), CD-Rom titles and video cassettes. The Company provides product selection advice, specialized merchandising and product development services, and distribution and handling services to four membership warehouse clubs and five office product superstore chains operating throughout the United States, Canada, Mexico and the United Kingdom. The Company's customers account for over 95 percent of the combined sales of the two industries.

        Due to the continuous introduction of new titles by the book publishing industry, the Company provides weekly recommendations, tailored to each customer's marketing priorities, with respect to the new titles to be sold in its customers' book departments. These recommendations are selected by the Company's buyers from among the over 800,000 titles in print and over 50,000 new books published each year by more than 20,000 publishing houses. AMS also creates unique products and develops specially packaged book and book-related products for sale to its customers. The Company supports its customers' inventories by maintaining in its distribution centers back-up inventory for prompt delivery as needed to customer locations. The Company maintains four domestic regional distribution centers to assure timely delivery to its customers, to enhance its customers' inventory turnover rates and to reduce its customers' handling and holding costs. See "Properties."

        The Company provides distribution service to a major warehouse club customer in the United Kingdom. In Mexico, the Company distributes products to six retailers, many of which are owned by joint ventures between major U.S. mass merchandisers and Mexican retailers. The Company utilizes the services of third party warehousing companies in its United Kingdom and Mexican subsidiaries.

        The Company was incorporated in 1982 in California and was reincorporated in Delaware in June 1987. The Company's executive offices are located at 5880 Oberlin Drive, Suite 400, San Diego,
California 92121; telephone (619) 457-2500.

Membership Warehouse Club and Office Product Superstore Industries

        The Company's customers include for-profit membership warehouse clubs which sell a broad range of primarily brand-name merchandise at or near wholesale prices. Membership warehouse clubs are able to provide their individual and business members, who commonly pay annual membership fees, substantial cost savings on high-quality merchandise through the efficiencies of warehouse-type facilities and a no-frills, self-service operation policy. Membership warehouse club locations typically have approximately 100,000 square feet (2 1/2 acres) of floor space and offer a limited selection of brand-name products in a wide range of merchandise categories. This merchandising approach was introduced in Southern California in 1976. Since then, the membership warehouse club industry has experienced significant growth, with sales estimated to be approximately $40 billion in 1994.

        The following table summarizes the Company's penetration of the warehouse club industry:

Number of Locations and Locations Served
Membership Warehouse Clubs

          Fiscal
        Year Ended             Total Number           Locations Served
         March 31              of Locations                by AMS
           1988                        250                     240
           1989                        291                     282
           1990                        466                     354
           1991                        434                     402
           1992                        514                     479
           1993                        651                     576
           1994                        732                     612
           1995                        780                     612

        Only membership warehouse club locations to which the Company shipped more than $50,000 per year are included as locations served in the above table. In March 1994, the Company began shipping to 83 additional locations of a major customer and those locations are included in both fiscal 1994 and fiscal 1995. In June 1995, the Company began shipping to 65 additional locations of such customer. These locations are not reflected above. The number of locations served is not necessarily indicative of the Company's total sales volume to the warehouse club industry. As the designated "primary book supplier" to certain locations, the Company tends to supply a greater proportion of total book purchases than it may have provided in prior years even though the location may have met the $50,000 limit and been counted as "served" in prior years.

        Since its inception in 1986, the office product superstore business has grown to an approximately $7 billion industry in 1995.
This strong and rapid growth has been supported by several trends which are expected to continue for the foreseeable future, including an ongoing shift from a manufacturing economy to a more service-oriented economy; increased entrepreneurial activity; and increased automation of the workplace. Office product superstores are operationally similar to the membership warehouse clubs, except that many superstores do not charge membership fees. Superstores stock office equipment and supplies as well as an assortment of business and computer books.

        The Company's market share in fiscal 1995 at certain office product superstore customers declined compared with prior years. Based on a $5,000 threshold in shipments per year, the Company served 853 locations in fiscal 1995, compared with 936 in fiscal 1994. Total office product superstore locations increased from 984 to 1,172 from March 31, 1994 to March 31, 1995. The Company cannot predict if, or the extent to which, it will maintain its historical penetration of the office product superstore book market.

        Books are well-suited to the membership warehouse club and office product superstore merchandising strategy of offering recognizable, quality merchandise at substantial savings. Books appeal to a wide range of consumers and are popular gift items. Additionally, due to their relatively high selling price in relation to their size, books generally provide membership warehouse clubs and office product superstores with above-average sales per square foot of selling space.
By offering a continually changing selection of books at a substantial discount from suggested retail prices, membership warehouse clubs and office product superstores encourage customers to purchase books for their enjoyment, as gifts and for business needs or interests.

        Notwithstanding the appeal of books as a product line, most membership warehouse clubs and office product superstores are not able to apply their standard product purchasing and handling procedures to their book departments. Typically, a membership warehouse club or office product superstore purchases a limited selection of each product category directly from manufacturers who ship to their retail locations. In contrast, in order to be able to offer even a limited selection of books (typically 100 to 250 titles at any one time), a membership warehouse club or office product superstore would be required to devote considerable time and resources to selecting from among the over 800,000 titles in print and the over 50,000 new books published each year by more than 20,000 publishing houses. The membership warehouse club or office product superstore would also incur high freight and handling costs to receive deliveries from, and make returns to, the numerous vendors of such books. Thus, the unique nature of books has led many membership warehouse clubs and office product superstores to rely on distributors for a portion of their book purchases. See "Risks and Competition."

        The Company ships books to U.S., Canadian, Mexican, U.K. and Korean membership warehouse clubs and U.S., Canadian, and Mexican office product superstore locations.

Other Distribution Channels

        As of March 31, 1995, the Company owned and operated 12 small retail outlet stores in nine states. The stores are located, generally in factory outlet malls, in San Leandro, Gilroy and Lake Elsinore, California; Gurnee, Illinois; Hillsboro and Conroe, Texas; Burlington and Centralia, Washington; Kenosha, Wisconsin; Algodones, New Mexico; Silverthorne, Colorado; and Birch Run, Michigan. These retail outlets generally sell titles that were purchased on a non-returnable basis and remain unsold after being offered for sale in the Company's customers' locations. The Company anticipates testing a new prototype retail store format that will offer multimedia products in addition to books in up to four locations. If the new prototype is successful, the Company may, but has no commitments to, expand its retail operations.

        The Company also supplies books and other media products to customers operating computer and electronic superstores, mass merchandise stores, pet supply stores, drug stores, book stores and other types of specialty retail stores. See "International Business."

Business Strategy

        The Company's primary business strategy is to provide effective book purchasing, handling and distribution services to membership warehouse clubs, office product superstores, computer superstores, mass merchants and other retail chains. The Company believes that it has achieved its position as a leading book supplier to membership warehouse clubs because of its ability to offer sound product selection advice, specialized product development and marketing services and rapid product delivery, all at competitive prices.

Product Selection Services and Purchasing Practices

        The Company's customers generally compete in the retail trade book market by offering a limited selection of books (typically 100 to 250 titles compared to 10,000 to 100,000 titles at national bookstore chains and book superstores) at prices which are generally 30% to 45% lower than suggested retail prices. The Company believes that one of its principal strengths is its ability to select books that will be successful in each customer's selling environment, which is a function of various factors such as customer base, regional characteristics and marketing priorities. This service is important because many of the books offered by the Company have relatively limited sales lives (typically a few weeks to a few months) due to the relatively rapid introduction of new books to replace titles for which demand has decreased. Therefore, customers rely on the Company's expertise and experience to recommend new titles to be added to their book departments.

        The Company's book selection process depends on a close working relationship between the Company's general merchandise managers and its major vendors. The process of selecting new books generally begins when a publisher's representative submits pre-publication book summaries to the Company's general merchandise managers. A general merchandise manager evaluates each book on the basis of such factors as subject matter and author; suitability for the customers' selling environments; visual appeal; the extent of the publisher's promotion and advertising support; and the estimated number of copies to be printed. Because the Company is a major customer of many of its vendors, such vendors often consult with the Company during pre-publication planning, allowing the Company to influence the design and packaging of many of the books it purchases. After choosing titles, the general merchandise managers, in conjunction with the general marketing managers, determine which specific titles will be recommended to each customer on the basis of their knowledge of the customer base, regional characteristics and marketing priorities.

        Product selection is the responsibility of the Company's Merchandising Department, under the direction of the Vice President - Merchandising to whom six product development directors/general merchandise managers and a staff of 13 associates report. Each general merchandise manager is responsible for several categories of products which include hardcover bestsellers, mass market paperbacks, basic, reference, prerecorded audio cassettes (books on tape), calendars, computer, cooking, travel, regional, gift books (including art and coffee table books), children's books, CD-Rom products, and prerecorded video cassettes.

        The Company usually purchases newly published or well established back-list (previously published) titles directly from publishing houses at standard book industry wholesale discounts, which generally exceed retail discounts. The Company does not generally purchase remainder titles but will occasionally purchase close-out lots of certain titles at higher than normal discounts. Virtually all books sold are returnable to AMS by its customers for full credit so long as the books are in saleable condition. Approximately 90% of the books purchased by the Company in both fiscal 1995 and 1994 were returnable to the publisher; the balance were purchased on a non-returnable or partially returnable basis, often at higher purchase discounts. The Company has published a limited number of titles under its own imprints, some of which are sold to both the Company's traditional customers and to book stores.

        In the years ended March 31, 1995, 1994 and 1993, customer returns represented approximately 22%, 21%, 16%, respectively, of the Company's gross sales. Customer return rates are impacted by the sales success of individual titles relative to quantities ordered by customers as well as customer ordering practices for different volume locations. Returns to publishers by AMS represented approximately 28%, 34%, and 28%, respectively, of the Company's total purchases during the same period. Although the processing of customer and publisher returns increases freight and labor costs, the Company maintains a large inventory to be in a position to promptly fill and otherwise support customer orders.

        The Company's reserves for markdowns increased by approximately $181,000 in fiscal 1995. The Company added $2.8 million to its reserves for markdowns as a result of slower than expected sales of certain books which are not returnable to the publisher and deducted $2.6 million for actual losses incurred on books for which reserves had previously been made. To the extent that the Company is unable to sell non-returnable books to its traditional customers, it sells such books to customers to whom, in certain cases, it is necessary to sell at below the Company's cost. The Company believes its reserves for markdowns are adequate based on its past experience and present market conditions, although no assurances can be given that actual losses will not exceed present reserves when these non-returnable books are actually sold.

        The Company purchases from publishers on varying payment terms. The Company generally takes advantage of discounts for prompt payment, when economically attractive. During the year ended March 31, 1995, the Company made purchases from approximately 259 publishers. Three publishers accounted for more than 10% of the Company's total purchases in fiscal 1995. These included Random House, Simon & Schuster, Inc. and Bantam/Doubleday/Dell which accounted for 16%, 12% and 12%, respectively, of purchases. The Company continues to open accounts with new publishers and believes that adequate sources of supply exist to meet anticipated growth. As is customary in the industry, the Company does not maintain long-term or exclusive purchase commitments or arrangements with any publisher.

Product Development and Marketing Services

        In addition to selecting from among regularly published books, AMS provides specially packaged book and book-related products which are generally not available in retail bookstores. For example, the Company works with various publishers to create specially packaged items such as combinations of books, shrink-wrapped or slipcased to sell as a single item, or packages that contain a book and a non-book item, such as a cookie baking sheet packaged with a cookbook. The Company also works directly with publishers to have books specially reprinted or created for its customers.

        The Company assists in the promotion of the books it sells by creating seasonal merchandising plans and recommending titles based on themes such as Christmas, Back to School, Father's Day, and Easter. The Company also conducts theme-oriented promotions, frequently tied to specially designed products, such as gardening, taxes, health and fitness, and travel. Special in-store promotions are coordinated by the Company for certain of its customers. Customers may also take advantage of the Company's cooperative advertising coordination service whereby the Company obtains publisher-sponsored advertising for use by its customers.

        Marketing the Company's products is under the direction of the Vice President - Marketing to whom five general marketing managers and a staff of 17 marketing personnel report. Members of the staff are assigned to each of the Company's customers and present new titles, recommend promotions, coordinate orders and shipments, and handle other customer requests.

Product Distribution and Handling Services

        Because an important financial and operating goal of many of the Company's customers is a high inventory turnover rate, a critical element of the Company's service is its ability to respond quickly to its customers' orders. The Company has established a national network of four regional distribution centers to assure rapid deliveries to its customers. These distribution centers are located in general purpose warehouse facilities in the metropolitan areas of Sacramento, California; Chicago, Illinois; Baltimore, Maryland; and Dallas, Texas. AMS seeks to maintain a six to eight week inventory of active titles at its distribution centers, where it receives books from multiple vendors and dispatches, using common and contract carriers, consolidated shipments on a weekly basis to most customer locations. Weekly deliveries eliminate the need for customers to stock large inventories on-site and enable customers to utilize valuable marketing space for other products. Consolidated shipments reduce customer handling and freight costs by eliminating the costs associated with deliveries by multiple vendors. All of the Company's distribution centers are linked with its computerized order processing center at its San Diego headquarters and, as a result, customer orders are generally shipped within 24 hours of receipt. The Company's computer system also enables AMS to provide information and special reports to assist customers with operations and marketing. For an additional fee, upon request, the Company will ticket books with the customer inventory item number and sales price. The Company believes that all of these services enhance its customers' inventory turnover rate and reduce their handling and holding costs.

International Business

        Prior to fiscal 1994, the Company had exported products to customers in Canada and Mexico. While continuing such business, since fiscal 1994 the Company has placed significant emphasis on further developing its business internationally. During fiscal 1995, sales to Canada declined, primarily due to the weakness of the Canadian dollar.

        The Company has formed two wholly owned foreign subsidiaries. Advanced Marketing (UK) Limited was incorporated in September 1993 in the United Kingdom. From its London headquarters, it provides a full range of general interest books, audio and video products to the three Price/Costco membership warehouse club locations in the United Kingdom. Two additional Price/Costco locations are scheduled to open during fiscal 1996.

        Advanced Marketing S. de R.L. de C.V. was incorporated in January 1994 in Mexico. From its headquarters in Mexico City, it distributes books to individual stores of six customers, many of which are joint ventures of U.S. and Mexican retailers. The Company continues to explore other opportunities in Mexico and is in discussions with Mexican retailers and others regarding the distribution of Spanish and English language titles.

        During fiscal 1995, the Company also participated with a major Mexican retailer in a test of Company managed book programs at 10 of such retailer's locations. Due to lower than anticipated sales, resulting in part from the economic slowdown since the December 1994 Mexican peso devaluation and difficulties the Company experienced in obtaining titles from certain Mexican publishers, the test was terminated in May 1995. During fiscal 1995, the Company's Mexican subsidiary operated at a loss and there can be no assurance of success in developing sufficient sales volumes and gross margin contributions to generate profits, particularly given the low level of economic activity in the Mexican consumer markets since the December 1994 Mexican peso devaluation. In addition, the Company accrued a provision for currency exchange loss on its investment in its Mexican subsidiary.

        To address the operating challenges in its Mexican subsidiary, the Company has augmented its management, marketing and product capabilities in the U.S. and Mexico with personnel with Spanish language and Mexican product expertise. The Company has also expended significant effort in developing relationships with Mexican publishers. The Company believes that this strategy will assist its expansion efforts in Mexico and also create product sourcing opportunities for the Spanish language market in the United States.

        The Company utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico. No assurances can be given that the expansion in international markets will be profitable; the Company expects no significant profit contribution from these international operations in fiscal 1996.

Risks and Competition

        In fiscal 1995 over 93% of the Company's sales were to membership warehouse clubs with the remainder to office product superstores, computer superstores, mass merchandisers or other retailers. There are five major membership warehouse clubs operating over 780 locations in the United States, Canada, Korea, Mexico and the United Kingdom. The Company serves four of the five major membership warehouse clubs at 612 of these locations. The Company also serves five office product superstores at 853 locations. In the year ended March 31, 1995, two customers accounted for approximately 85% of the Company's net sales. Although the Company believes it provides services and efficiencies that membership warehouse clubs and other retailers would have difficulty duplicating, the Company believes that its customers may, from time to time, increase the percentage of books they purchase directly from publishers or from other wholesale distributors. Further, the Company could lose customers which discontinue books as a product line, suffer a business failure or merge or consolidate with another entity not currently serviced by AMS. The Company has no long-term or exclusive purchase commitments with any of its customers. Any loss of a major customer would have a material adverse effect on the Company. Given the relatively small number of membership warehouse club chains, the Company's reliance on a few customers is likely to continue. See "Customers."

        The Company is a leading supplier of books to the membership warehouse club and office product superstore markets, each of which are highly competitive. The Company competes in such markets with national book distributors, some of which are larger and have greater financial resources than the Company, and with regional book wholesalers and local book jobbers who compete with the Company on the basis of price and service. Certain publishers sell directly to membership warehouse clubs and office product superstores and one or more of the Company's customers could choose in the future to purchase more of its books directly from publishers. As a result, the Company could face additional competition from publishers in the future. Membership warehouse clubs and office product superstores face competition from discount and retail bookstore chains which indirectly affects AMS. Due to their high sales volume, membership warehouse clubs could represent an attractive market that book distributors may seek to enter and compete directly with the Company. The Company believes that its principal competitive advantages are its ability to select, package and assort products so that they sell in high volume; to distribute such products rapidly; to maintain sufficient back-up inventories; and to price products competitively.

        The Company purchases certain titles on a non-returnable basis which it in turn sells on a returnable basis. To the extent that actual sales of such titles do not equal purchased quantities, the Company risks having inventory remaining which it may be unable to sell at or above its cost. The Company has developed a retail outlet chain to
assist in the sale of such inventory.   In addition, the Company has
implemented policies to evaluate more completely the non-returnable inventory risk it assumes. However, the Company has incurred substantial expense in the past to sell such excess inventory and may incur such expense in the future.

Customers

        The Company is currently servicing four membership warehouse clubs and five office product superstore chains. The Company's customers account for over 95% of the combined sales of the two industries and operate approximately 780 and 1,172 locations, respectively, throughout the United States, Canada, Mexico and the United Kingdom. The following table sets forth those customers who accounted for 10% or more of the Company's total net sales in fiscal 1995. For comparative purposes, the historical sales of The Price Company and Costco Wholesale Corporation are combined as are the Sam's Club and Pace Membership Warehouse's sales in the table below.

                                        Percentage of Net Sales
                                       1995       1994       1993
    Price/Costco, Inc.                  46%       49%         52%
    Sam's Club (a unit of               39%       34%         33%
       Wal-Mart Stores, Inc.)

     Because customer orders are generally shipped within 24 hours of receipt, the Company's backlog at any date is usually insignificant and not a meaningful indicator of future sales.

Employees

     At March 31, 1995, the Company had 407 employees who were engaged in administrative, merchandising, marketing, warehousing and retail operations. The Company also hires temporary workers, primarily during the peak holiday season. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2 - PROPERTIES

     The Company is headquartered in approximately 34,000 square feet of commercial space in San Diego, California. The space is leased for a six-year term expiring in 1998 with an annual base rent of $396,000.

     The Company maintains the following distribution centers from which it ships to its customers:

              Location                      Approximate                Date
         (Metropolitan Area)              Square Footage              Opened
         Dallas, Texas                         89,000                July 1984
         Baltimore, Maryland                  151,000                June 1986
         Sacramento, California               150,000                August 1986
         Chicago, Illinois                     75,000                August 1987

     Each of these distribution centers is leased, with the leases expiring between 1995 and 2001. Annual base rental payments range from $262,000 to $610,000. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company believes that its four domestic distribution centers are adequate for the conduct of its business through at least fiscal 1996.

     The Company utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico. It also leases office space in both countries on short-term leases, the commitments under which are not material.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the last quarter of the year ended March 31, 1995.


                         PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market under the NASDAQ symbol "ADMS". The following table sets forth the high and low closing prices of the Common Stock, as reported on the NASDAQ National Market System. On June 15, 1995, the Company had approximately 1,500 beneficial stockholders and 116 stockholders of record.

                                          Fiscal                 Fiscal
                                           1995                   1994
   FISCAL QUARTER                      High      Low         High       Low
   FIRST QUARTER -
     ENDED JULY 2/JUNE 26              5 3/4     4           9 5/8      6 5/8
   SECOND QUARTER -
     ENDED OCTOBER 1/SEPTEMBER 25      7         4 7/8       7 7/8      6 1/4
   THIRD QUARTER -
     ENDED DECEMBER 31/DECEMBER 25     6 3/4     5 3/4       7 3/4      5 7/8
   FOURTH QUARTER -
     ENDED MARCH 31                    6 1/2     5 1/4       6          4 7/16

     The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has not paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. There are no direct limitations or restrictions on the payment of cash dividends under the Company's line of credit arrangement or any other agreement. The declaration of dividends in the future will, however, remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time.

     On May 30, 1994, the Company announced a stock repurchase program pursuant to which the Company may repurchase in open market transactions, from time to time, based upon existing market conditions, up to 500,000 shares of its Common Stock. As of June 15, 1995, the Company had purchased 211,000 shares of Common Stock pursuant to such repurchase program.

ITEM 6 - SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with Item 7 -"Management's Discussion and Analysis of Financial
Condition and Results of Operations" and with the financial statements and notes thereto. No cash dividends were paid on the Company's Common Stock in any of the periods presented.

RESULTS OF OPERATIONS                                            FOR THE YEARS ENDED MARCH 31
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                1995         1994         1993         1992          1991
NET SALES                                     $303,708     $264,518     $258,390     $218,148      $176,071

  COST OF GOODS SOLD                           274,776      242,497      236,751      199,688       162,600

GROSS PROFIT                                    28,932       22,021       21,639       18,460        13,471

  DISTRIBUTION AND ADMINISTRATIVE
    EXPENSES                                    24,083       22,561       17,229       15,721        15,292

INCOME (LOSS) FROM OPERATIONS                    4,849         (540)       4,410        2,739        (1,821)

  INTEREST EXPENSE                                 (35)         (56)        (184)        (360)         (122)

  INTEREST AND DIVIDEND INCOME                     894          817          505          264           191

INCOME (LOSS) BEFORE INCOME TAXES                5,708          221        4,731        2,643        (1,752)

  PROVISION (BENEFIT) FOR INCOME TAXES           2,346           65        1,779          809          (520)

NET INCOME (LOSS)                             $  3,362     $    156     $  2,952     $  1,834      $ (1,232)

NET INCOME (LOSS) PER COMMON AND
 COMMON SHARE EQUIVALENT                      $    .60     $    .03     $    .53     $    .34      $   (.21)

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON SHARE EQUIVALENTS OUTSTANDING            5,588        5,415        5,548        5,354         5,760



BALANCE SHEET DATA                                                    AS OF MARCH 31,
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                1995         1994         1993         1992          1991
WORKING CAPITAL:
  CASH AND CASH EQUIVALENTS                   $  9,035     $  2,928     $  5,022     $ 13,960      $  3,965
  INVESTMENTS, AVAILABLE-FOR-SALE                9,153       14,469       12,609           -             -
  INVENTORIES, NET                              69,356       62,451       65,474       63,772        69,980
  ACCOUNTS RECEIVABLE AND
    OTHER CURRENT ASSETS                        42,075       28,569       25,125       17,813        11,851
  CURRENT LIABILITIES                          (88,794)     (70,775)     (71,129)     (59,810)      (52,286)

    TOTAL WORKING CAPITAL                       40,825       37,642       37,101       35,735        33,510

TOTAL ASSETS                                   133,131      112,402      112,231       97,890        88,521

SHORT-TERM DEBT                                     -            -            -            -             -

LONG-TERM DEBT                                      -            -            -            -             -

STOCKHOLDERS' EQUITY                          $ 44,337     $ 41,627     $ 41,102     $ 38,080      $ 36,235

BOOK VALUE PER COMMON SHARE                   $   8.22     $   7.66     $   7.65     $   7.11      $   6.77



OTHER SELECTED INFORMATION                                                 AS OF MARCH 31,

                                                1995         1994         1993         1992          1991

NUMBER OF EMPLOYEES                              407          334          312          301           265

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

     Net income for the fiscal year ended March 31, 1995 was $3,362,000, or $.60 per share, on net sales of $303,708,000. This compares to net income of $156,000, or $.03 per share, on net sales of $264,518,000 for the previous fiscal year.

     The increase in net sales for fiscal 1995 resulted, in part, from increases in the juvenile, cookbook, computer and books-on-tape categories. In addition, in March 1994 the Company began supplying books to an additional 83 Sam's Club locations. The Company expects its share of Sam's Club book business to further increase in fiscal 1996 as a result of its designation as the primary book supplier to an additional 65 locations effective June 1995.
At that time, the Company will be the primary book supplier to 356 of the 430 Sam's Club domestic locations.

     Comparable store sales declined 4 percent. The Company experienced a 22 percent rate of returns from customers in fiscal 1995 compared to a 21 percent return rate in fiscal 1994. The continued high rate of customer returns, particularly in the fourth quarter, contributed to more modest sales growth in the second half of fiscal 1995 compared to the first half of fiscal 1995. Net sales to the office product superstore industry declined 32 percent compared to the prior year and represented approximately 3 percent of the Company's total net sales in fiscal 1995. This decline resulted in part from the Company's loss of market share at several office supply customers and higher customer returns from this group of customers. The Company competes, often on a title by title basis, with other suppliers and is unable to predict the extent to which it will be successful in maintaining or increasing the percentage of its customers' purchases supplied by the Company.

     Gross profits for fiscal 1995 were $28,932,000, an increase of $6,911,000 from the fiscal 1994 level. As a percentage of sales, gross profits were 9.5 percent in fiscal 1995 compared to 8.3 percent in the prior fiscal year. The increase resulted, in part, from improved inventory management and the implementation of freight cost reduction programs offset, in part, by higher provisions for markdown expense.

     Distribution and administrative expenses increased to $24,083,000 in fiscal 1995 compared to $22,561,000 in fiscal 1994. As a percentage of sales, however, these expenses declined to 7.9 percent of net sales compared to 8.5 percent in the prior fiscal year. Increases in distribution expenses to handle higher shipment and customer return volumes and other compensation increases were offset, in part, by lower occupancy costs resulting from the consolidation of the Company's distribution center network and net revenues from the Company's promotional activities.

     Interest expense decreased from $56,000 in fiscal 1994 to $35,000 in fiscal 1995. The decrease was primarily due to reduced commitment fees associated with the Company's line of credit which was not utilized in fiscal 1995 or fiscal 1994. Interest and dividend income increased to $894,000 in fiscal 1995 from $817,000 in fiscal 1994 as a result of an increase in the Company's cash and investment balances.

     The Company's combined federal and state statutory tax rate is approximately 39 percent. Various adjustments, primarily due to the Company's loss on foreign operations, caused the fiscal 1995 provision for income taxes to be $2,346,000, or 41 percent of pre-tax income. In fiscal 1994, the Company's modest operating loss coupled with tax exempt interest and dividend income caused the provision for income taxes to be $65,000, or 29 percent of pre-tax income.


FISCAL 1994 COMPARED TO FISCAL 1993

     Net income for the year ended March 31, 1994 was $156,000, or $.03 per share, on net sales of $264,518,000. This compares to net income of $2,952,000, or $.53 per share, on net sales of $258,390,000 for the previous fiscal year.

     Sales for the year were adversely impacted, particularly during the Christmas season, by the effects of the consolidations that occurred in the warehouse club industry as well as negative comparable store sales recorded by most warehouse club companies. In fiscal 1994, The Price Company merged with Costco Wholesale Corporation to form Price/Costco, Inc. and Sam's Club acquired certain Pace Membership Warehouse locations. The resulting changes in buying staff personnel and the changeover in title selection at the affected customer locations significantly impacted the Company's sales as well as its expense structure. Sales of juvenile and gift book titles were most severely impacted and were lower than fiscal 1993 levels. Comparative book sales, those to customer locations which were in operation throughout all of fiscal 1994 and fiscal 1993, decreased by 8 percent over the previous fiscal year. Sales to newly opened customer locations totalled $26,322,000, or 10 percent of the Company's total net sales. In addition, during March 1994, the Company began shipping products to an additional 83 Sam's Club locations in a modification of a vendor diversification strategy which Sam's Club had implemented during the Company's 1993 fiscal year. The Company experienced a 21 percent rate of return from customers in fiscal 1994 compared to a 16 percent return rate in fiscal 1993. This increase resulted from lower than expected levels of book sales at customer locations and occurred at roughly the same time as the customers reported lower overall comparable store sales. During the fourth quarter, the returns rate was approximately equal to that experienced in the prior year's fourth quarter. The returns rate in the first two months of fiscal 1995 has been below the fiscal 1994 first quarter level. The Company competes, often on a title basis, with other suppliers and is unable to predict the extent to which it will be successful in maintaining or increasing the percentage of its customers' purchases supplied by the Company. The Company's sales to the office product superstore industry represented approximately 5 percent of the Company's total net sales for fiscal 1994 and 1993.

     Cost of goods sold in fiscal 1994 increased to $242,497,000, or 91.7 percent of net sales, compared to $236,751,000, or 91.6 percent of net sales, in fiscal 1993. The resulting decrease in gross profit as a percentage of sales resulted primarily from lower margins in several book categories which were partially offset by improved margins on juvenile books and higher margins achieved on sales of certain gift books to book stores.

     Distribution and administrative expenses increased to $22,561,000 and represented 8.5 percent of net sales for the year ended March 31, 1994 compared to $17,229,000, or 6.7 percent of net sales, for the previous year. The increases came from increased staffing and facility square footage to handle higher sales volumes, which were offset by higher returns; higher costs of processing these customer returns; higher distribution labor expenses related to providing an increased number of, and more complex, customer promotional book assortments; and increased administrative expenses, in part as a result of expansion of the Company's activities into the U.K. and Mexican markets.

     Interest expense decreased from $184,000 in fiscal 1993 to $56,000 in fiscal 1994. The decrease was primarily due to reduced commitment fees associated with the Company's line of credit which as not utilized in fiscal 1994 or fiscal 1993. Interest and dividend income increased to $817,000 in fiscal 1994 from $505,000 in fiscal 1993 as a result of an increase in the Company's cash and investment balances.

     The Company's modest operating loss coupled with increased tax exempt interest and dividend income caused the provision for income taxes to be $65,000, or 29 percent of pre-tax income. The fiscal 1993 provision for income taxes was $1,779,000, or 38 percent of pre-tax income.



SEASONALITY

     The Company's net sales and earnings in the third fiscal quarter have historically been, and are expected to continue to be, significantly higher than in any other quarter due to the holiday season. Income from operations during the third fiscal quarter, as a percentage of net sales, is typically higher than in any other quarter because of product sales mix and other economies of scale caused by the higher sales volume. The Company expects seasonality in its operations to continue.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experiences significant seasonal short-term swings in its cash position due to sales seasonality and to differences in timing of payments to its vendors and the receipt of payments from its customers. Cash flow is historically greatest during the third fiscal quarter due to higher seasonal sales. As of March 31, 1995 the Company had $9,035,000 in cash and cash equivalents, $9,153,000 in short-term investments, available for sale and $1,012,000 in long-term investments, available for sale. At March 31, 1994, the Company had $2,928,000 in cash and cash equivalents, $14,469,000 in short term investments, available for sale and $1,550,000 in long-term investments, available for sale.

     The working capital required to finance inventories is directly related to inventory turnover rates and trade credit terms provided by publishers. Trade credit terms from the Company's vendors did not change significantly during fiscal 1995. Inventory turnover rates increased from 3.9 times in fiscal 1994 to 4.3 times in fiscal 1995 due to improved inventory management and a reduced amount of slow moving inventory.

     The Company's fiscal year end accounts receivable balance increased to $38,654,000 from $25,420,000 in the prior year as a result, in part, of a modification to its terms of sale with certain customers.

     The Company had available at March 31, 1995 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at the prime rate (9 percent at March 31, 1995). The line of credit expires July 31, 1996. The Company did not utilize its line of credit during fiscal 1995 or fiscal 1994.

     The Company believes that its existing working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations.

IMPACT OF INFLATION

     The Company has been subject to relatively low prevailing inflation rates during fiscal 1995, 1994 and 1993. The Company has generally been able to adjust its selling prices to offset increased costs of merchandise and expects to be able to continue to do so in the foreseeable future.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page

Report of Independent Public Accountants                            17

Consolidated Balance Sheets                                         18

Consolidated Statements of Income                                   20

Consolidated Statements of Stockholders' Equity                     21

Consolidated Statements of Cash Flows                               22

Notes to Consolidated Financial Statements                          23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Advanced Marketing Services, Inc.:

We have audited the accompanying consolidated balance sheets of ADVANCED MARKETING SERVICES, INC. (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to schedule to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN LLP

San Diego, California
May 12, 1995

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1995 AND 1994


ASSETS


                                                      1995               1994
                                                        (IN THOUSANDS EXCEPT
CURRENT ASSETS:                                              SHARE DATA)
  CASH AND CASH EQUIVALENTS                          $  9,035           $  2,928

  INVESTMENTS, AVAILABLE-FOR-SALE (NOTE 2)              9,153             14,469

  ACCOUNTS RECEIVABLE - TRADE, NET OF ALLOWANCES
    FOR UNCOLLECTIBLE ACCOUNTS AND SALES RETURNS
    OF $2,532,000 IN 1995 AND $1,986,000 IN 1994       36,997             23,321

  VENDOR AND OTHER RECEIVABLES                          1,657              2,099

  INVENTORIES, NET                                     69,356             62,451

  DEFERRED INCOME TAXES (NOTE 4)                        3,111              2,621

  PREPAID EXPENSES                                        310                528

    TOTAL CURRENT ASSETS                              129,619            108,417

PROPERTY AND EQUIPMENT, AT COST                         6,335              6,152
  LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION       4,020              3,977

    NET PROPERTY AND EQUIPMENT                          2,315              2,175

INVESTMENTS, AVAILABLE-FOR-SALE (NOTE 2)                1,012              1,550

OTHER ASSETS                                              185                260

TOTAL ASSETS                                         $133,131           $112,402




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.

                                   ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1995 AND 1994


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       1995            1994
                                                       (IN THOUSANDS EXCEPT
CURRENT LIABILITIES:                                         SHARE DATA)
  ACCOUNTS PAYABLE                                  $ 85,236          $ 67,316

  ACCRUED LIABILITIES                                  2,956             3,167

  INCOME TAXES PAYABLE                                   602               292

    TOTAL CURRENT LIABILITIES                         88,794            70,775

COMMITMENTS (NOTE 5)

STOCKHOLDERS' EQUITY (NOTE 7):

  COMMON STOCK, $.001 PAR VALUE, AUTHORIZED 20,000,000
    SHARES, ISSUED 6,103,000 SHARES IN 1995 AND 5,930,000
    SHARES IN 1994                                         6                 6

  ADDITIONAL PAID-IN CAPITAL                          25,519            24,851

  RETAINED EARNINGS                                   21,012            17,650

  UNREALIZED LOSS ON INVESTMENTS                         (46)               -

  FOREIGN CURRENCY TRANSLATION ADJUSTMENT               (124)               -

  LESS: TREASURY STOCK, 708,000 SHARES IN 1995 AND
    497,000 SHARES IN 1994, AT COST                   (2,030)             (880)

    TOTAL STOCKHOLDERS' EQUITY                        44,337            41,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $133,131          $112,402




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             1995          1994          1993
     NET SALES                            $303,708      $264,518      $258,390

       COST OF GOODS SOLD                  274,776       242,497       236,751

     GROSS PROFIT                           28,932        22,021        21,639

       DISTRIBUTION AND
         ADMINISTRATIVE EXPENSES            24,083        22,561        17,229

     INCOME (LOSS) FROM OPERATIONS           4,849          (540)        4,410

       INTEREST EXPENSE                        (35)          (56)         (184)

       INTEREST AND DIVIDEND INCOME             894           817          505

     INCOME BEFORE PROVISION
       FOR INCOME TAXES                       5,708           221        4,731

       PROVISION FOR INCOME TAXES (NOTE 4)    2,346            65        1,779

     NET INCOME                            $  3,362      $    156     $  2,952

     NET INCOME PER COMMON AND
       COMMON SHARE EQUIVALENT:

       PRIMARY                             $    .60      $    .03     $    .53
       FULLY DILUTED                       $    .60      $    .03     $    .53

     WEIGHTED AVERAGE NUMBER OF COMMON AND
       COMMON SHARE EQUIVALENTS OUTSTANDING:

       PRIMARY                                5,588         5,415        5,548
       FULLY DILUTED                          5,611         5,415        5,604





     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
STATEMENTS.

                   ADVANCED MARKETING SERVICES, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                             (IN THOUSANDS)
                                                                                                            FOREIGN
                         COMMON STOCK  ADDITIONAL         UNREALIZED   CURRENCY
                         OUTSTANDING    PAID-IN  RETAINED   LOSS ON   TRANSLATION  TREASURY
                        SHARES  AMOUNT  CAPITAL  EARNINGS INVESTMENTS  ADJUSTMENT   STOCK     TOTAL
BALANCE, MARCH 31, 1992  5,356   $ 6    $24,412  $14,542    $    -       $     -    $  (880)  $38,080

EXERCISE OF OPTIONS TO
   PURCHASE COMMON STOCK      14     -          70          -              -                 -              -            70

 NET INCOME                    -     -           -      2,952              -                 -              -         2,952

BALANCE, MARCH 31, 1993    5,370     6      24,482     17,494              -                 -           (880)       41,102

 EXERCISE OF OPTIONS TO
   PURCHASE COMMON STOCK      63     -         369             -              -                 -              -           369

 NET INCOME                    -     -           -           156              -                 -              -           156

BALANCE, MARCH 31, 1994    5,433     6      24,851        17,650              -                 -           (880)       41,627

 EXERCISE OF OPTIONS TO
   PURCHASE COMMON STOCK     173     -         668             -              -                 -              -           668

 PURCHASE OF TREASURY
   STOCK                    (211)    -           -             -              -                 -         (1,150)       (1,150)

 UNREALIZED LOSS ON
   INVESTMENTS                 -     -           -             -            (46)                -              -           (46)

 FOREIGN CURRENCY
   TRANSLATION ADJUSTMENT      -     -           -             -              -              (124)             -          (124)

 NET INCOME                    -     -           -         3,362              -                 -              -         3,362

BALANCE, MARCH 31, 1995    5,395   $ 6     $25,519       $21,012        $   (46)          $  (124)       $(2,030)      $44,337


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                                ADVANCED MARKETING SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                                         (IN THOUSANDS)
                                               1995         1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                   $ 3,362     $    156      $  2,952
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION               909          955           817
     PROVISION FOR UNCOLLECTIBLE ACCOUNTS
       AND SALES RETURNS                         899          578           400
     PROVISION FOR MARKDOWN OF INVENTORY       2,766        2,225         2,490
     DEFERRED INCOME TAXES                      (490)        (622)         (470)
     CHANGES IN ASSETS AND LIABILITIES:
       INCREASE IN ACCOUNTS RECEIVABLE-TRADE (14,883)      (2,507)       (8,940)
       (INCREASE) DECREASE IN VENDOR
         AND OTHER RECEIVABLES                   437         (456)        1,314
       (INCREASE) DECREASE IN INVENTORIES     (9,952)         798        (4,192)
       INCREASE (DECREASE) IN
         ACCOUNTS PAYABLE                     18,068         (396)       10,254
       INCREASE (DECREASE) IN
         ACCRUED LIABILITIES                    (191)         292           523
       INCREASE (DECREASE) IN
         INCOME TAXES PAYABLE                    310         (250)          542
       (INCREASE) DECREASE IN OTHER ASSETS       293         (493)          407
     NET CASH PROVIDED BY OPERATING ACTIVITIES 1,528          280         6,097
CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE/DISPOSAL OF PROPERTY AND
     EQUIPMENT, NET                           (1,057)      (1,333)         (496)
   PURCHASE OF INVESTMENTS,
     AVAILABLE-FOR-SALE                      (67,553)     (34,271)      (42,089)
   SALE AND REDEMPTION OF INVESTMENTS,
     AVAILABLE-FOR-SALE                       73,361       32,861        27,480
   PURCHASE OF TREASURY STOCK                 (1,150)           -             -
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                    3,601       (2,743)      (15,105)
CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM EXERCISE OF OPTIONS AND
     RELATED TAX BENEFITS                        668          369            70

     NET CASH PROVIDED BY FINANCING ACTIVITIES   668          369            70

EFFECT OF EXCHANGE RATE CHANGES ON CASH          310            -             -
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            6,107       (2,094)       (8,938)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR   2,928        5,022        13,960
CASH AND CASH EQUIVALENTS, END OF YEAR       $ 9,035      $ 2,928       $ 5,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE YEAR FOR:
     INTEREST                                $    35      $    56       $   184
     INCOME TAXES                            $ 2,355      $   693       $ 1,969

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

ADVANCED MARKETING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

        Advanced Marketing Services, Inc. (the "Company") distributes general interest books, prerecorded audio cassettes (books on tape) and video cassettes primarily to membership warehouse clubs and office product superstores. During fiscal 1994, the Company established subsidiaries in Mexico and the United Kingdom.

PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents totaled $6,839,000 and $2,204,000 as of March 31, 1995 and 1994, respectively.

INVESTMENTS, AVAILABLE-FOR-SALE

        Investments, available-for-sale consist principally of highly rated corporate and municipal bonds, funds held in managed investment funds and preferred stock instruments. In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted SFAS No. 115 on April 1, 1994 and in connection therewith reclassified all investments as available for sale. The adoption of SFAS No. 115 had no material impact on the Company's financial position or results of operations. SFAS No. 115 requires the use of fair value accounting for debt and equity securities, except in those cases where there is a positive intent and ability to hold debt securities to maturity. See Note 2.

CONCENTRATION OF CREDIT RISK

        The Company invests its excess cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

        Approximately 85 percent of the Company's account receivable balances are concentrated with customers in the warehouse club industry.

ACCOUNTS RECEIVABLE ALLOWANCES

        In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. On approximately 91 percent of the Company's purchases, the Company has the right to return unsold product to publishers. The Company has provided allowances of $1,593,000 and $1,104,000 as of March 31, 1995 and 1994, respectively, for the gross profit effect of estimated future sales returns. The Company has also provided allowances for uncollectible trade accounts receivable of $939,000 and $882,000 as of March 31, 1995 and 1994, respectively.

VENDOR AND OTHER RECEIVABLES

        Vendor and other receivables primarily consist of amounts due from vendors for purchase rebates and for merchandise returned to vendors.

INVENTORIES

        Inventories consist primarily of books and pre-recorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives (ranging from three to five years) of the assets.

SIGNIFICANT CUSTOMERS

        A substantial portion of the revenue earned by the Company is derived from a limited number of customers. In fiscal 1993, four customers individually accounted for 26%, 26%, 23% and 10% of net sales. During fiscal 1994, two of these customers were either merged or acquired. The two remaining consolidated customers accounted for 46% and 39% of net sales in fiscal 1995 and 49% and 34% of net sales in fiscal 1994. No other customers accounted for 10 percent or more of the Company's net sales during these years.

REVENUE RECOGNITION

        Sales and related cost of sales are recognized upon delivery of merchandise to customer locations. The Company provides reserves for the effect of estimated future sales returns.

INCOME TAXES

        The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. See Note 4.

PER SHARE INFORMATION

        Per share information is based on the weighted average number of common shares and, when applicable, dilutive common share equivalents outstanding during the periods. The effects of all anti-dilutive common stock equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform with current year presentation.


2. INVESTMENTS, AVAILABLE FOR SALE

        Investments, available for sale at March 31, 1995 are as follows (in thousands):

                                         MARCH 31,1995
                                      GROSS          GROSS
                      AMORTIZED     UNREALIZED     UNREALIZED     APPROXIMATE
                        COST          GAINS         LOSSES       MARKET VALUE
  MORTGAGE-BACKED         $ 3,201        $     -       $    48         $ 3,153
    SECURITIES

  DEBT SECURITIES
    ISSUED BY STATES
    OF THE U.S.
    AND POLITICAL
    SUB-DIVISIONS OF
    THE STATES              7,010              2             -           7,012
                          $10,211        $     2       $    48         $10,165

     Investments in debt securities issued by states of the U.S. and political subdivisions of the States in the amount of $6,000,000 are scheduled to mature within one year. The remaining balance of $1,012,140 is scheduled to mature within two years. The Company's investments in mortgage-backed securities have contracted maturities up to 30 years. The actual time of repayment, however, may be shorter due to the prepayments made on the underlying collateral. The contractual principal repayments of mortgage-backed securities range from 2 to 23 years.

        Proceeds from the sale of investments aggregated $3,340,024. The realized net loss on these sales totalled $225,628. The Company uses the specific identification method in determining cost on these investments. The change in unrealized loss on investments was approximately $46,000 for the year ended March 31, 1995.

3. LINE OF CREDIT

        The Company had available at March 31, 1995 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (9 percent at March 31, 1995). The line of credit expires July 31, 1996. As of March 31, 1995 and 1994, there were no outstanding borrowings on the Company's line of credit.

4. INCOME TAXES

        The components of the provision for income taxes are as follows (in thousands):

                                                   YEAR ENDED MARCH 31,
                                                1995         1994         1993
              CURRENT:
                FEDERAL                        $2,282       $  546       $1,811
                STATE                             554          141          428
              DEFERRED:
                FEDERAL                          (374)        (536)        (382)
                STATE                            (116)         (86)         (88)
                                               $2,346       $   65       $1,779

     A reconciliation of the provision for income taxes at the statutory federal income tax rate of 34 percent to the effective tax provision as reported is as follows (in thousands):

                                                   YEAR ENDED MARCH 31,
                                                1995         1994         1993
              TAXES AT STATUTORY
                FEDERAL RATE                   $1,941       $   74       $1,609
              STATE INCOME TAXES, NET
                OF FEDERAL BENEFIT                264           85          289
              TAX-EXEMPT INTEREST AND
                DIVIDEND INCOME                   (74)         (93)         (58)
              LOSS ON FOREIGN
                OPERATIONS                        131            -            -
              OTHER                                84           (1)         (61)
                                               $2,346       $   65       $1,779









     The temporary differences which give rise to the deferred tax assets for fiscal years 1995 and 1994 are as follows (in thousands):

                                          YEAR ENDED MARCH 31,
                                                1995         1994
              INVENTORY RESERVES               $2,016       $1,744
              ALLOWANCES FOR SALES
                RETURNS AND
                UNCOLLECTIBLE ACCOUNTS            732          633
              DEPRECIATION AND
                AMORTIZATION                      163          100
              VACATION PAY AND ACCRUED
                COMPENSATION                       52           51
              OTHER                               148           93
                                               $3,111       $2,621

5. COMMITMENTS

        The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense for the years ended March 31, 1995, 1994 and 1993 was $2,641,000, $3,002,000 and $2,636,000, respectively.
The leases have initial expiration dates ranging from 1995 to 2001. Certain of the leases contain renewal options, termination options and periodic adjustment of the minimum monthly rental payment based upon increases in the Consumer Price Index.

        At March 31, 1995, the aggregate future minimum rentals are as follows (in thousands):

                YEAR ENDING MARCH 31,            AMOUNT
                       1996                      $2,431
                       1997                       1,775
                       1998                       1,781
                       1999                         637
                       2000                         285
                       2001                           7
                                                 $6,916

6. PROFIT-SHARING PLAN (401K)

        The Company has a qualified 401(k) profit-sharing plan covering substantially all employees. The Company matches, at a 25 percent rate, associates' contributions. In fiscal years 1995, 1994 and 1993, the Company's matching contributions equaled $43,000, $46,000 and $7,000, respectively. The plan also provides for discretionary Company contributions as approved by the Board of Directors. Contributions of $149,000 and $210,000 for the years ended March 31, 1995 and 1993, respectively, are included in the accompanying statements of income. The Board did not authorize such a contribution for the year ended March 31, 1994.

7. STOCK OPTION PLAN

        The Company has a stock option plan which provides for the granting of incentive stock options or nonqualified stock options to employees and directors of the Company. Nonemployee directors are eligible to be granted only nonqualified stock options. Incentive stock options may be granted at prices not less than 100% of the fair market value of such shares at the date of grant (110% with respect to optionees who are 10% or more stockholders of the Company). Nonqualified options may be granted at prices not less than 85% of the fair market value of such shares at the date of grant. Options granted under the plan become exercisable in installments as determined by the Board of Directors. There are 676,000 shares issuable under the plan. The expiration date of the options will be determined by the Board of Directors and will not exceed 10 years for incentive options (5 years with respect to optionees who are 10% or more stockholders of the Company) and 10 years and 1 day for nonqualified options.

        The changes in the number of common shares under option for the years ended March 31, 1993, 1994, and 1995 are summarized as follows:

                                    NUMBER OF
                                     SHARES          PRICE RANGE

OUTSTANDING AS OF MARCH 31, 1992     519,430       $1.70  - $5.10

        GRANTED                       59,000        4.78  -  5.00
        EXERCISED                     13,500        1.70  -  5.10
        FORFEITED                      4,800        2.02  -  5.10

OUTSTANDING AS OF MARCH 31, 1993     560,130        1.70  -  5.10

        EXERCISED                     63,600        4.78  -  5.10
        FORFEITED                     38,500        4.78  -  5.10

OUTSTANDING AS OF MARCH 31, 1994     458,030        1.70  -  5.10

        GRANTED                      225,000        5.00  -  5.42
        EXERCISED                    173,120        2.02  -  4.78
        FORFEITED                     25,000        4.78  -  5.20

OUTSTANDING AS OF MARCH 31, 1995     484,910        1.70  -  5.42

EXERCISABLE AS OF MARCH 31, 1995     245,160        1.70  -  5.10



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable


PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management," "Management," "1987 Stock Option Plan," "Profit Sharing Plan" and "Certain Transactions" sections of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and mailed to stockholders on or about June 22, 1995.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)       1.   See Index to Consolidated Financial Statements contained in
                 Item 8 herein.

          2.   See Index to Schedule to Consolidated Financial
                 Statements included herein.

          3.   See Item 14(c) for Index of Exhibits.

(b)       No reports on Form 8-K filed during the fourth quarter ended March 31,
            1995.

(c)       Exhibits

     3.1 Registrant's Certificate of Incorporation, as amended. (1)

     3.2       Registrant's Bylaws, as amended. (1)

    10.1       1987 Stock Option Plan (2)

    10.2       Employee Profit-Sharing Plan (3)

    11.0       Statement re Computation of Per Share Earnings

    21.0       Subsidiaries of the Registrant

    23.1       Consent of Arthur Andersen LLP

(d)       The required financial statement schedules are listed on the Index to
            Schedule to Consolidated Financial Statements included herein.



(1)     Incorporated by reference to Registrant's Report on Form 8-K (File No.
           0-16002) for July 25, 1991, as filed on October 18, 1991.

(2)     Incorporated by reference to Registrant's Annual Report on Form 10-K
           (File No. 0-16002) for the fiscal year ended March 31, 1992, as filed on June 26, 1992.

(3)     Incorporated by reference to Registrant's Registration Statement on
           Form S-1 (File No. 33-14596) filed on May 28, 1987.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC.

Date: June 29, 1995                         By: /s/ Charles C. Tillinghast, III
                                                  Charles C. Tillinghast, III
                                                  Chief Executive Officer,
                                                  Chairman of the Board and
                                                  Director (Principal
                                                  Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 29, 1995                  By: /s/ Charles C. Tillinghast III
                                            Charles C. Tillinghast, III
                                            Chief Executive Officer, Chairman
                                            of the Board and Director (Principal
                                            Executive Officer)

Date: June 29, 1995                  By: /s/ Michael M. Nicita
                                            Michael M. Nicita
                                            President and Chief Operating
                                            Officer

Date: June 29, 1995                  By: /s/ Loren C, Paulsen
                                            Loren C. Paulsen
                                            Executive Vice President-Operations
                                            and Director

Date: June 29, 1995                  By: /s/ Jonathan S. Fish
                                            Jonathan S. Fish
                                            Chief Financial and Accounting
                                            Officer and Executive Vice President
                                            - Finance (Principal Financial and
                                            Accounting Officer)

Date: June 29, 1995                  By: /s/ James A. Leidich
                                            James A. Leidich
                                            Director

Date: June 29, 1995                  By: /s/ E. William Swanson, Jr.
                                            E. William Swanson, Jr.
                                            Director

Date: June 29, 1995                  By: /s/ Trygve E. Myhren
                                            Trygve E. Myhren
                                            Director

Date: June 29, 1995                  By: /s/ Lynn S. Dawson
                                            Lynn S. Dawson
                                            Director

Date: June 29, 1995                  By: /s/ Robert F. Bartlett
                                            Robert F. Bartlett
                                            Director

                                   ADVANCED MARKETING SERVICES, INC.


                        INDEX TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Schedule:


        II       Valuation and Qualifying Accounts                            31


   All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements of Advanced Marketing Services, Inc. or in the notes thereto.

SCHEDULE II

                                    ADVANCED MARKETING SERVICES, INC.

                                    VALUATION AND QUALIFYING ACCOUNTS

                            FOR THE YEARS ENDED MARCH 31, 1995, 1994 and 1993

                                             (IN THOUSANDS)


                      Balance at        Additions                     Balance
                      beginning          charged                      at end of
                      of period         to income     Deductions       period
1993
Allowance for
  uncollectible
  accounts and
  sales returns       $1,228             $  400         $  165          $1,463

Reserve for
  markdown of
  inventory           $4,240             $2,490         $2,384          $4,346

1994

Allowance for
  uncollectible
  accounts and
  sales returns       $1,463             $  578         $   55          $1,986

Reserve for
  markdown of
  inventory           $4,346             $2,225         $1,848          $4,723

1995

Allowance for
  uncollectible
  accounts and
  sales returns       $1,986             $  899          $  353         $2,532

Reserve for
  markdown of
  inventory           $4,723             $2,766          $2,585         $4,904

/TABLE

Exhibit 11.0

                                    ADVANCED MARKETING SERVICES, INC.

                             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                            FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                               (UNAUDITED)

                                  (in thousands except per share data)



                                     1995              1994               1993
NET INCOME                          $ 3,362           $   156            $ 2,952

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING:

Weighted average common
  shares outstanding                  5,434             5,415              5,360

Weighted average common share
   equivalents-dilutive stock
   options:

     Primary                            154                 -                188
     Fully Diluted                      177                 -                244

Total Weighted Average
   Common and Common
   Equivalent Shares:

     Primary                          5,588             5,415              5,548
     Fully Diluted                    5,611             5,415              5,604


NET INCOME PER COMMON AND
  COMMON SHARE EQUIVALENT

     Primary                        $  0.60           $  0.03            $  0.53
     Fully Diluted                  $  0.60           $  0.03            $  0.53





In fiscal year 1994, dilutive common stock equivalents resulted in less than a 3% change in EPS and therefore are excluded from the calculation of EPS. Furthermore, the effects of all anti-dilutive common stock equivalents are also excluded from the calculation of earnings per share.

Exhibit 21.0



Subsidiaries of the Registrant

      Advanced Marketing (UK) Limited - England
      Advanced Marketing S. de R.L. de C.V. - Mexico
      Advanced Marketing Services, Investments, Inc. - California

Exhibit 23.1




                            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statements, File Nos. 33-30467 and 33-43792.



                                          ARTHUR ANDERSEN LLP
San Diego, California
June 27, 1995