Form 10-K/A
period 1995-03-31
ADVANCED MARKETING SERVICES INC
filed 1995-07-28
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-K/A
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive Proxy Statement for its July 27, 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                             PART IV

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

        27     Financial Data Schedule

     (d) The required financial statement schedules are listed on the Index to Schedule to Consolidated Financial Statements included herein.





- --------------------
(1) Incorporated by reference to Registrant's Report on Form 8-K (File No. 0-16002) for July 25, 1991, as filed on October 18, 1991.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 0-16002) for the fiscal year ended March 31, 1992, as filed on June 26, 1992.

(3) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 33-14596) filed on May 28, 1987.




                               27



                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ADVANCED MARKETING SERVICES, INC.

Date: July 28, 1995           By: /s/ Charles C. Tillinghast III
                                  Charles C. Tillinghast, III
                                  Chief Executive Officer, Chairman
                                  of the Board and Director
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 28, 1995           By: /s/ Charles C. Tillinghast III
                                  Charles C. Tillinghast, III
                                  Chief Executive Officer, Chairman
                                  of the Board and Director
                                  (Principal Executive Officer)

Date: July 28, 1995           By: /s/ Michael M. Nicita
                                  Michael M. Nicita
                                  Chief Operating Officer and
                                  President

Date: July 28, 1995           By: /s/ Loren C. Paulsen
                                  Loren C. Paulsen
                                  Executive Vice President-Operations
                                  and Director

Date: July 28, 1995           By: /s/ Jonathan S. Fish
                                  Jonathan S. Fish
                                  Chief Financial and Accounting
                                  Officer and Executive Vice
                                  President-Finance (Principal
                                  Financial and Accounting Officer)

Date: July 28, 1995           By: /s/ James A. Leidich
                                  James A. Leidich
                                  Director

Date: July 28, 1995           By: /s/ E. William Swanson, Jr.
                                  E. William Swanson, Jr.
                                  Director

Date: July 28, 1995           By: /s/ Trygve E. Myhren
                                  Trygve E. Myhren
                                  Director

Date: July 28, 1995           By: /s/ Lynn S. Dawson
                                  Lynn S. Dawson
                                  Director

Date: July 28, 1995           By: /s/ Robert F. Bartlett
                                  Robert F. Bartlett
                                  Director

                ADVANCED MARKETING SERVICES, INC.

     INDEX TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS


Schedule:                                                    Page

     II    Valuation and Qualifying Accounts                   30


     All other schedules are not submitted because they are not applica-ble, not required or because the required information is included in the consolidated financial statements of Advanced Marketing Services, Inc. or in the notes thereto.

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


Exhibit 11.0



                ADVANCED MARKETING SERVICES, INC.

         STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

        FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                           (UNAUDITED)

              (in thousands except per share data)

                                   1995        1994        1993
NET INCOME                       $ 3,362     $   156     $ 2,952

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON SHARE EQUIVALENTS
  OUTSTANDING:

Weighted average common shares     5,434       5,415       5,360

Weighted average common share
  equivalents-dilutive stock
  options:

    Primary                          154           -         188
    Fully Diluted                    177           -         244

Total Weighted Average Common
  and Common Equivalent Shares:

    Primary                        5,588       5,415       5,548
    Fully Diluted                  5,611       5,415       5,604

NET INCOME PER COMMON AND
  COMMON SHARE EQUIVALENT

    Primary                      $  0.60     $  0.03     $  0.53
    Fully Diluted                $  0.60     $  0.03     $  0.53








In fiscal year 1994, dilutive common stock equivalents resulted in less than a 3% change in EPS and therefore are excluded from the calculation of EPS. Furthermore, the effects of all anti-dilutive common stock equivalents are also excluded from the calculation of earnings per share.




Exhibit 21.0



Subsidiaries of the Registrant

   Advanced Marketing (UK) Limited - England
   Advanced Marketing S. de R.L. de C.V. - Mexico
   Advanced Marketing Services Investments, Inc. - California



Exhibit 23.1



          CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statements, File Nos. 33-
30467 and 33-43792.



                                 ARTHUR ANDERSEN & CO.
San Diego, California
June 27, 1995