Form 10-Q
period 1995-07-01
ADVANCED MARKETING SERVICES INC
filed 1995-08-08
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 1, 1995

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES X     NO

    The number of shares of the Registrant's Common Stock outstanding as of July 31, 1995 was 5,409,379.
















               ADVANCED MARKETING SERVICES, INC.
                 Quarterly Report on Form 10-Q
                         July 1, 1995


                             INDEX




                                                           Page
                                                          Number
PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets
      July 1, 1995 (Unaudited), March 31, 1995 and
         July 2, 1994 (Unaudited)                          3 - 4

    Consolidated Statements of Income (Unaudited)
      Three months ended July 1, 1995 and
         July 2, 1994                                          5

    Consolidated Statements of Cash Flows (Unaudited)
      Three months ended July 1, 1995 and
        July 2, 1994                                           6

    Notes to Consolidated Financial Statements             7 - 9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS        10 - 11


PART II. OTHER INFORMATION                                    12


SIGNATURES                                                    12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (See Note 1 for basis of presentation)


                       ADVANCED MARKETING SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                        --------------- AS OF --------------
                                         JULY 1,      MARCH 31,     JULY 2,
                                           1995         1995          1994
                                        (UNAUDITED)               (UNAUDITED)
                                        -----------   ----------  -----------
CURRENT ASSETS:                            (IN THOUSANDS EXCEPT SHARE DATA)
  CASH AND CASH EQUIVALENTS              $   7,306    $   9,035    $  12,153

  INVESTMENTS, AVAILABLE-FOR-SALE            9,372        9,153        8,578

  ACCOUNTS RECEIVABLE - TRADE, NET OF
    ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS
    AND SALES RETURNS OF $2,625,000 AT
    JULY 1, 1995, $2,532,000 AT
    MARCH 31, 1995 AND $2,083,000 AT
    JULY 2, 1994                            42,698       36,997       34,281

  VENDOR AND OTHER RECEIVABLES               2,053        1,657        2,341

  INVENTORIES, NET                          73,401       69,356       70,154

  DEFERRED INCOME TAXES                      3,801        3,111        2,621

  PREPAID EXPENSES                             769          310          332
                                         ----------   ----------   ----------
    TOTAL CURRENT ASSETS                   139,400      129,619      130,460
                                         ----------   ----------   ----------
PROPERTY AND EQUIPMENT, AT COST              6,503        6,335        6,376

  LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION                         4,269        4,020        4,211
                                         ----------   ----------   ----------
    NET PROPERTY AND EQUIPMENT               2,234        2,315        2,165
                                         ----------   ----------   ----------
INVESTMENTS, AVAILABLE-FOR-SALE                 --        1,012        1,550

OTHER ASSETS                                   189          185          419
                                         ----------   ----------   ----------
TOTAL ASSETS                             $ 141,823    $ 133,131    $ 134,594
                                         ==========   ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS

                       ADVANCED MARKETING SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                        -------------- AS OF -----------------
                                          JULY 1,     MARCH 31,      JULY 2,
                                           1995         1995           1994
                                        (UNAUDITED)                (UNAUDITED)
                                        -----------   ----------  -----------
CURRENT LIABILITIES:                       (IN THOUSANDS EXCEPT SHARE DATA)
  ACCOUNTS PAYABLE                       $  92,692    $  85,236    $  88,828

  ACCRUED LIABILITIES                        2,453        2,956        2,909

  INCOME TAXES PAYABLE                       1,524          602          729
                                         ----------   ----------   ----------
    TOTAL CURRENT LIABILITIES               96,669       88,794       92,466
                                         ----------   ----------   ----------
STOCKHOLDERS' EQUITY:

  COMMON STOCK, $.001 PAR VALUE,
    AUTHORIZED 20,000,000 SHARES, ISSUED
    6,117,000 SHARES AT JULY 1, 1995,
    6,103,000 SHARES AT MARCH 31, 1995 AND
    5,935,000 SHARES AT JULY 2, 1994             6            6            6

  ADDITIONAL PAID-IN CAPITAL                25,563       25,519       24,877

  RETAINED EARNINGS                         21,766       21,012       18,305

  UNREALIZED LOSS ON INVESTMENTS              ( 27)         (46)        (180)

  FOREIGN CURRENCY TRANSLATION ADJUSTMENT     (124)         (124)          --

  LESS: TREASURY STOCK, 708,000 SHARES AT
    JULY 1, 1995 AND MARCH 31, 1995 AND
    497,000 SHARES AT JULY 2, 1994,
    AT COST                                 (2,030)       (2,030)         (880)
                                         ----------    ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY              45,154        44,337        42,128
                                         ----------    ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $ 141,823     $ 133,131     $ 134,594
                                         ==========    ==========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS

                      ADVANCED MARKETING SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED
                                                  JULY 1,       JULY 2,
                                                   1995           1994
                                                ----------     ---------
NET SALES                                        $ 76,040       $ 76,816

COST OF GOODS SOLD                                 68,639         70,053
                                                 ---------      ---------
  GROSS PROFIT                                      7,401          6,763

DISTRIBUTION AND
  ADMINISTRATIVE EXPENSES                           6,458          5,930
                                                 ---------      ---------
  INCOME FROM OPERATIONS                              943            833

INTEREST EXPENSE                                       --            (12)

INTEREST AND DIVIDEND INCOME                          285            271
                                                 ---------      ---------
  INCOME BEFORE PROVISION
    FOR INCOME TAXES                                1,228          1,092

PROVISION FOR INCOME TAXES                            474            437
                                                 ---------      ---------
  NET INCOME                                     $    754       $    655
                                                 =========      =========
  NET INCOME PER COMMON AND
    COMMON SHARE EQUIVALENT:

     PRIMARY                                     $    .14       $    .12
     FULLY DILUTED                               $    .14       $    .12
                                                 =========      =========
  WEIGHTED AVERAGE NUMBER OF SHARES:

     PRIMARY                                        5,519          5,564
     FULLY DILUTED                                  5,544          5,558
                                                 =========      =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                          ADVANCED MARKETING SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                   (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                          JULY 1,      JULY 2,
                                                           1995          1994
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                              $   754     $   655
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                             255          234
    PROVISION FOR UNCOLLECTIBLE ACCOUNTS
      AND SALES RETURNS                                       105          185
    PROVISION FOR MARKDOWN OF INVENTORY                       222          583
    DEFERRED INCOME TAXES                                    (690)          --
   CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN ACCOUNTS RECEIVABLE - TRADE              (5,806)     (11,145)
      INCREASE IN VENDOR AND OTHER RECEIVABLES               (396)        (242)
      INCREASE IN INVENTORIES                              (4,267)      (8,286)
      INCREASE IN ACCOUNTS PAYABLE                          7,456       21,512
      DECREASE IN ACCRUED LIABILITIES                        (503)        (258)
      INCREASE IN INCOME TAXES PAYABLE                        922          437
      (INCREASE) DECREASE IN OTHER ASSETS                    (463)          37
                                                          --------     --------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (2,411)       3,712
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE/DISPOSAL OF PROPERTY AND EQUIPMENT, NET           (174)        (224)
  PURCHASE OF INVESTMENTS, AVAILABLE-FOR-SALE             (10,585)     (14,449)
  SALE AND REDEMPTION OF INVESTMENTS, AVAILABLE-FOR-SALE   11,397       20,160
                                                          --------     --------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                 638        5,487
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM EXERCISE OF OPTIONS AND
    RELATED TAX BENEFITS                                       44           26
                                                          --------     --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                  44           26
                                                          --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,729)       9,225

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              9,035        2,928
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 7,306      $12,153
                                                          ========     ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                          ADVANCED MARKETING SERVICES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------
The financial statements presented herein as of and for the three months ended July 1, 1995 and July 2, 1994 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

The results of operations for the three month period ended July 1, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1996. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

2. INTERIM ACCOUNTING PERIODS
   --------------------------
In accordance with wholesale distribution industry practice, net sales and cost of goods sold for interim periods are cut off on the Saturday nearest to the end of an accounting period. The cut-off for the fourth fiscal quarter is March 31. This practice may result in differences in the number of business days for which sales and cost of goods sold are recorded both as to quarter-to-quarter comparisons, and as to comparisons of quarters between years.

3. INVESTMENTS, AVAILABLE-FOR-SALE
   -------------------------------
"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds, funds held in managed investment funds and preferred stock instruments.

The cost and estimated fair market value of investments at July 1, 1995 and July 2, 1994 are as follows (in thousands):

                       ---------------- July 1, 1995 -------------------
                                     Gross        Gross
                       Amortized   Unrealized   Unrealized   Approximate
                          Cost       Gains        Losses    Market Value
                       ---------   ----------   ----------  ------------
Mortgage-Backed
  Securities             $ 2,898      $  -         $  34       $ 2,864

Debt Securities issued by
  States of the U.S. and
  political subdivisions
  of the States            6,501         7            -          6,508
                         -------      -----        -----       -------
                         $ 9,399      $  7         $  34       $ 9,372
                         =======      =====        =====       =======

                       ---------------- July 2, 1994 -------------------
                                     Gross        Gross
                       Amortized   Unrealized   Unrealized   Approximate
                          Cost       Gains        Losses    Market Value
                       ---------   ----------   ----------  ------------
Mortgage-Backed
  Securities             $ 3,884      $  -         $  23       $ 3,861

Debt Securities issued by
  States of the U.S. and
  political subdivisions
  of the States            3,350         -            -          3,350

Equity Securities          3,074        218          375         2,917
                         -------      -----        -----       -------
                         $10,308      $ 218        $ 398       $10,128
                         =======      =====        =====       =======

As of July 1, 1995 investments in debt securities issued by states of the U.S. and political subdivisions of the States in the amount of $6,508,000 are scheduled to mature within one year. The Company's investments in mortgage-backed securities have contracted maturities up to 30 years.
The actual time of repayment, however, may be shorter due to prepayments made on the underlying collateral. As of July 1, 1995 the contractual principal repayments of mortgage-backed securities range from 2 to 28 years.

Proceeds from the sale of investments aggregated $6,000,000 for the quarter ended July 1, 1995 and $149,100 for the quarter ended July 2, 1994. There was no gain or loss realized on the sales for the first quarter of fiscal 1996 and $3,330 realized loss on sales in the first quarter of fiscal 1995. The Company uses the specific identification method in determining cost on these investments. The reduction in unrealized loss on investments was approximately $19,000 for the quarter ended July 1, 1995. The increase in unrealized loss on investments for the quarter ended July 2, 1994 was $180,000.

4. SALES RETURNS
   -------------
In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $1,593,000 as of July 1, 1995, $1,593,000 as of March 31, 1995 and $1,213,000 as of July 2, 1994 for the
gross profit effect of estimated future sales returns.

5. INVENTORIES
   -----------
Inventories consist primarily of books and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT
   --------------
The Company had available at July 1, 1995 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (9 percent at July 1, 1995). The line of credit expires July 31, 1996. As of July 1, 1995 and July 2, 1994, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES
   ------------
The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.

8. PER SHARE INFORMATION
   ---------------------
Per share information is based on the weighted average number of common shares and, when applicable, dilutive common share equivalents outstanding during the periods. The effects of all anti-dilutive common share equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

9. EMPLOYEE STOCK OPTION PLAN
   --------------------------
Nonqualified options to purchase an aggregate of 491,210 shares of common stock were outstanding as of July 1, 1995. The outstanding options were at prices ranging from $1.70 to $5.42 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Three Month Periods Ended July 1, 1995 and July 2, 1994:
--------------------------------------------------------
During the three months ended July 1, 1995, the Company reported net income of $754,000, or $.14 per share, compared with a net income of $655,000, or $.12 per share, for the corresponding quarter of the previous year.

Net sales for the quarter were $76,040,000 compared to $76,816,000 in the previous year's first quarter. The decline in net sales was due in part to an increase in returns from customers compared to the prior year's quarter. On April 27, 1995 the Company announced it had been designated as the primary book supplier to 65 additional Sam's Club locations. Shipments to these locations commenced in late June 1995; therefore the quarter was not significantly impacted by these additional locations.

During the first three months of fiscal 1996, gross profits increased nine percent to $7,401,000 from $6,763,000 in the first quarter of the previous fiscal year. Gross profit as a percentage of net sales increased to 9.7 percent from 8.8 percent in the same period last year. This increase resulted from reductions in several cost of sale accounts, including inventory markdown and inbound freight expenses, which were offset in part by lower income from publisher incentive plans.

Distribution and administrative expenses for the quarter ended July 1, 1995 increased nine percent to $6,458,000 and represented 8.5 percent of net sales compared to $5,930,000, or 7.7 percent of net sales, in the same quarter of the previous year. Warehouse and outbound freight expenses increased as a result of higher shipments and the cost of handling greater customer return volume. Administrative expenses increased as a result of the Company's activities to expand its customer base.

The Company incurred no interest expense in the three months ended July 1, 1995 while interest expense consisting of costs related to the Company's line of credit totalled $12,000 in three months ended July 2, 1994. Interest and dividend income increased to $285,000 in the period from $271,000 in the corresponding period of the previous year. This increase was the result of higher yields.

B. LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $42,731,000 as of July 1, 1995 which increased from the July 2, 1994 level of $37,994,000 and from the March 31, 1995 balance of $40,825,000. The increase compared to March 31, 1995 and July 2, 1994 was primarily a result of increases in net operating current assets and sales of certain long-term investments.

Cash and investments totalled $16,678,000 at July 1, 1995, a decrease of $2,522,000 from March 31, 1995 and $5,603,000 compared to July 2, 1994.

Trade accounts receivable increased by $5,700,000 during the quarter ended July 1, 1995 due primarily to increased sales. The increase of $8,417,000 from one year ago was due in part to a modification to the Company's terms of sale with certain customers.

Compared to March 31, 1995 and one year ago inventories increased by $4,045,000 and $3,247,000, respectively, to support present and expected future increases in the Company's sales.

The Company had available at July 1, 1995 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (9 percent at July 1, 1995). The line of credit expires July 31, 1996. As of July 1, 1995 and July 2, 1994, there were no outstanding borrowings on the line of credit.

The Company believes that its existing working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations.

PART II.  OTHER INFORMATION

ITEMS 1-3.  NOT APPLICABLE

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders was convened on July 27, 1995. Charles C. Tillinghast, III (4,800,597 votes for; 6,350 abstain/withheld), Loren C. Paulsen (4,801,297 votes for; 5,650 abstain/withheld) and Michael M. Nicita (4,799,897 votes for; 7,050 abstain/withheld) were elected as Class A directors each to serve a three-year term, and will serve until their respective successors are elected and qualified. In addition, the stockholders approved the proposed 1995 Stock Option Plan. There were 3,226,061 votes in favor of, 300,763 votes against and 1,244,220 broker non-votes for the adoption of this proposal.

ITEM  5.  OTHER INFORMATION - NONE

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

    11.0 Statement re Computation of Per Share Earnings

    27.0 Financial Data Schedule

(b)   Reports on Form 8-K - None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ADVANCED MARKETING SERVICES, INC.
                                            (Registrant)


      August 8, 1995              By: /s/ Charles C. Tillinghast, III
    ------------------                -------------------------------
         Date                         Charles C. Tillinghast, III
                                       Chief Executive Officer, Chairman
                                       of the Board (Principal
                                       Executive Officer)



      August 8, 1995              By: /s/ Jonathan S. Fish
    ------------------                ------------------------------
         Date                         Jonathan S. Fish
                                       Chief Financial and
                                       Accounting Officer, Executive
                                       Vice President - Finance
                                       (Principal Financial and
                                       Accounting Officer)

Exhibit 11.0


                      ADVANCED MARKETING SERVICES, INC.

               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                 (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED
                                            JULY 1,       JULY 2,
                                             1995          1994
                                          ---------     ---------
NET INCOME                                 $   754       $   655

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS:

  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                       5,398         5,435

  WEIGHTED AVERAGE COMMON SHARE
    EQUIVALENTS-DILUTIVE STOCK OPTIONS:

      PRIMARY                                  121           129
      FULLY DILUTED                            146           123
                                           --------      --------
  TOTAL WEIGHTED AVERAGE COMMON AND
      COMMON EQUIVALENT SHARES:

      PRIMARY                                5,519         5,564
      FULLY DILUTED                          5,544         5,558
                                           --------      --------
NET INCOME PER COMMON AND
  COMMON SHARE EQUIVALENT

      PRIMARY                              $   .14       $   .12
      FULLY DILUTED                        $   .14       $   .12
                                           --------      --------



------------------------
Common share equivalents (for AMS outstanding stock options) are excluded from earnings per share calculations when antidilutive.