Form 10-Q
period 1995-09-30
ADVANCED MARKETING SERVICES INC
filed 1995-11-14
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

     The number of shares of the Registrant's Common Stock outstanding as of October 31, 1995 was 5,410,179.
















                ADVANCED MARKETING SERVICES, INC.
                  Quarterly Report on Form 10-Q
                       September 30, 1995


                              INDEX




                                                            Page
                                                           Number
PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets
       September 30, 1995 (Unaudited), March 31, 1995 and
         October 1, 1994 (Unaudited)                        3 - 4

     Consolidated Statements of Income (Unaudited)
       Three months and six months ended September 30, 1995
         and October 1, 1994                                    5

     Consolidated Statements of Cash Flows (Unaudited)
       Six months ended September 30, 1995 and
         October 1, 1994                                        6

     Notes to Consolidated Financial Statements             7 - 9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS        10 - 11


PART II. OTHER INFORMATION                                     12


SIGNATURES                                                     12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (See Note 1 for basis of presentation)


                    ADVANCED MARKETING SERVICES, INC.

                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                  AS OF
                                    SEPT 30,  MARCH 31,   OCT 1,
                                     1995       1995       1994
                                  (UNAUDITED)           (UNAUDITED)
CURRENT ASSETS:                      (IN THOUSANDS, EXCEPT SHARE DATA)
  CASH AND CASH EQUIVALENTS        $   3,099 $   9,035  $   2,018

  INVESTMENTS, AVAILABLE-FOR-SALE     11,960     9,153      8,836

  ACCOUNTS RECEIVABLE - TRADE, NET OF
    ALLOWANCES FOR UNCOLLECTIBLE
    ACCOUNTS AND SALES RETURNS OF
    $3,142,000 AT SEPTEMBER 30, 1995,
    $2,532,000 AT MARCH 31, 1995 AND
    $2,109,000 AT OCTOBER 1, 1994     63,572    36,997     48,203

  VENDOR AND OTHER RECEIVABLES         1,110     1,657      2,698

  INVENTORIES, NET                   111,419    69,356     85,457

  DEFERRED INCOME TAXES                3,562     3,111      2,787

  PREPAID EXPENSES                       586       310        419

    TOTAL CURRENT ASSETS             195,308   129,619    150,418

PROPERTY AND EQUIPMENT, AT COST        6,613     6,335      6,925

  LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION                   4,472     4,020      4,362

    NET PROPERTY AND EQUIPMENT         2,141     2,315      2,563

INVESTMENTS, AVAILABLE-FOR-SALE           --     1,012      1,013

OTHER ASSETS                             191       185        370

TOTAL ASSETS                       $ 197,640 $ 133,131  $ 154,364


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS

                    ADVANCED MARKETING SERVICES, INC.

                       CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  AS OF
                                    SEPT 30,  MARCH 31,   OCT 1,
                                     1995       1995       1994
                                  (UNAUDITED)           (UNAUDITED)
CURRENT LIABILITIES:                 (IN THOUSANDS, EXCEPT SHARE DATA)
  ACCOUNTS PAYABLE                $ 146,303  $  85,236   $ 107,731

  ACCRUED LIABILITIES                 3,434      2,956       3,706

  INCOME TAXES PAYABLE                  963        602         313

    TOTAL CURRENT LIABILITIES       150,700     88,794     111,750

STOCKHOLDERS' EQUITY:

  COMMON STOCK, $.001 PAR VALUE,
    AUTHORIZED 20,000,000 SHARES,
    ISSUED 6,117,000 SHARES AT
    SEPTEMBER 30, 1995, 6,103,000
    SHARES AT MARCH 31, 1995 AND
    5,938,000 SHARES AT OCTOBER
    1, 1994                               6          6           6

  ADDITIONAL PAID-IN CAPITAL         25,585     25,519      24,887

  RETAINED EARNINGS                  23,531     21,012      18,880

  UNREALIZED LOSS ON INVESTMENTS        (28)       (46)       (279)

  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                         (124)      (124)         --

  LESS: TREASURY STOCK, 708,000
    SHARES AT SEPTEMBER 30, 1995
    AND MARCH 31, 1995 AND 497,000
    SHARES AT OCTOBER 1, 1994,
    AT COST                          (2,030)    (2,030)       (880)

    TOTAL STOCKHOLDERS' EQUITY       46,940     44,337      42,614

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                          $ 197,640  $ 133,131   $ 154,364


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS

                    ADVANCED MARKETING SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF INCOME

                               (UNAUDITED)

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                           THREE MONTHS ENDED    SIX MONTHS ENDED
                           SEPT 30,  OCT 1,     SEPT 30,  OCT 1,
                             1995     1994        1995    1994
NET SALES                  $ 90,318 $ 76,653   $166,358  $153,469

COST OF GOODS SOLD           81,604   69,962    150,243   140,015

  GROSS PROFIT                8,714    6,691     16,115    13,454

DISTRIBUTION AND
  ADMINISTRATIVE EXPENSES     6,179    6,016     12,637    11,946

  INCOME FROM OPERATIONS      2,535      675      3,478     1,508

INTEREST EXPENSE                 --      (16)        --       (29)

INTEREST AND DIVIDEND
  INCOME                        304      294        589       566

  INCOME BEFORE PROVISION
    FOR INCOME TAXES          2,839      953      4,067     2,045

PROVISION FOR INCOME
  TAXES                       1,074      378      1,548       815

  NET INCOME               $  1,765 $    575   $  2,519  $  1,230


  NET INCOME PER COMMON AND
    COMMON SHARE EQUIVALENT:

      PRIMARY              $    .32 $    .10   $    .45  $    .22
      FULLY DILUTED        $    .32 $    .10   $    .45  $    .22

  WEIGHTED AVERAGE NUMBER OF
    SHARES:

      PRIMARY                 5,568    5,622      5,545     5,593
      FULLY DILUTED           5,591    5,655      5,590     5,649




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                    ADVANCED MARKETING SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (UNAUDITED)

                             (IN THOUSANDS)

                                             SIX MONTHS ENDED
                                           SEPT 30,    OCT 1,
                                             1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                              $  2,519   $  1,230
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION              460        446
    PROVISION FOR UNCOLLECTIBLE ACCOUNTS
      AND SALES RETURNS                        682        276
    PROVISION FOR MARKDOWN OF INVENTORY      1,052      1,115
    DEFERRED INCOME TAXES                     (451)      (166)
    CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN ACCOUNTS RECEIVABLE-TRADE (27,257)  (25,158)
      (INCREASE) DECREASE IN VENDOR AND
        OTHER RECEIVABLES                      547       (599)
      INCREASE IN INVENTORIES              (43,115)   (24,121)
      INCREASE IN ACCOUNTS PAYABLE          61,067     40,415
      INCREASE IN ACCRUED LIABILITIES          478        539
      INCREASE IN INCOME TAXES PAYABLE         361         21
      INCREASE IN OTHER ASSETS                (282)        (1)

   NET CASH USED IN OPERATING ACTIVITIES    (3,939)    (6,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE/DISPOSAL OF PROPERTY AND
    EQUIPMENT,NET                             (286)      (834)
  PURCHASE OF INVESTMENTS, AVAILABLE-FOR-SALE (17,035)  (39,197)
  SALE AND REDEMPTION OF INVESTMENTS,
    AVAILABLE-FOR-SALE                      15,258     45,088

    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                  (2,063)     5,057

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM EXERCISE OF OPTIONS AND
    RELATED TAX BENEFITS                        66         36

    NET CASH PROVIDED BY FINANCING ACTIVITIES      66       36

DECREASE IN CASH AND CASH EQUIVALENTS       (5,936)      (910)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                        9,035      2,928

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           $  3,099   $  2,018

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                                                   Page 6 of 12




                    ADVANCED MARKETING SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements presented herein as of and for the three and six months ended September 30, 1995 and October 1, 1994 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.
Certain reclassifications have been made to the financial statements of the prior period to conform to the classifications used at September 30, 1995.

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

The results of operations for the three and six month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1996. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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







                                          Page 7 of 12

The cost and estimated fair market value of investments at September 30, 1995 and October 1, 1994 are as follows (in thousands):

                                       September 30, 1995
                                   Gross       Gross
                      Amortized Unrealized  Unrealized   Approximate
                         Cost     Gains       Losses    Market Value
Mortgage-Backed
  Securities            $ 2,582     $  -        $  33      $ 2,549

Debt Securities issued
  by States of the U.S.
  and political
  subdivisions
  of the States           9,406        5           -         9,411
                        $11,988     $  5        $  33      $11,960

                                       October 1, 1994
                                   Gross       Gross
                      Amortized  Unrealized  Unrealized   Approximate
                         Cost      Gains       Losses   Market Value
Mortgage-Backed
  Securities            $ 3,863     $  -        $  55      $ 3,808

Debt Securities issued
  by States of the U.S.
  and political
  subdivisions
  of the States           3,064         1           2        3,063

Equity Securities         3,201       248         471        2,978
                        $10,128     $ 249       $ 528      $ 9,849

As of September 30, 1995, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $9,411,000 are scheduled to mature within one year. As of September 30, 1995 the contractual principal repayments of mortgage-backed securities ranged from 2 to 28 years. The actual time of repayment, however, may be shorter due to prepayments made on the underlying collateral.

Proceeds from the sale of investments aggregated $2,050,000 for the quarter ended September 30, 1995. There was no gain or loss realized on these sales. There were no sales of investments in the quarter ended October 1, 1994. The Company uses the specific identification method in determining cost on these investments. The increase in unrealized loss on investments was approximately $1,000 for the quarter ended September 30, 1995. The increase in unrealized loss on investments for the quarter ended October 1, 1994 was approximately $99,000.

Proceeds from the sale of investments totalled $8,050,000 for the six months ended September 30, 1995. There was no gain or loss realized on these sales. Proceeds from sales of investments during the same period of the previous year totalled $149,100 on which a loss of $3,330 was
                                           Page 8 of 12
realized. The reduction in unrealized loss on investments was approximately $18,000 for the six months ended September 30, 1995. In the six months ended October 1, 1994, the increase in unrealized loss on investments was approximately $279,000.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $1,867,000 as of September 30, 1995, $1,593,000 as of March 31, 1995 and $1,213,000 as of October 1, 1994 for
the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at September 30, 1995 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.75 percent at September 30, 1995). The line of credit expires July 31, 1996. As of September 30, 1995 and October 1, 1994, there were no outstanding borrowings on the line of credit.

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

9. EMPLOYEE STOCK OPTION PLAN

Nonqualified options to purchase an aggregate of 481,110 shares of common stock were outstanding as of September 30, 1995. The outstanding options were at prices ranging from $1.70 to $5.42 per share.











                                                      Page 9 of 12
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Six Month Periods Ended September 30, 1995 and October 1, 1994:

During the six months ended September 30, 1995, the Company reported net income of $2,519,000, or $.45 per share, compared with net income of $1,230,000, or $.22 per share, for the first six months of the prior year.

Net sales for the first six months of fiscal 1996 increased eight percent to $166,358,000 from $153,469,000 in the same period of the prior year. This increase was entirely attributable to the quarter ended September 30, 1995 and was due primarily to (1) the Company being designated, effective June 1995, as primary book supplier to 65 additional Sam's Club locations and (2) an increase in the extent of the Company's participation in the book programs of Sam's Club and certain other customers beginning in August 1995, in part as a result of a competitor filing for bankruptcy protection.

During the first six months of fiscal 1996, gross profits increased 20 percent to $16,115,000 from $13,454,000 in the first six months of the previous fiscal year. Gross profit as a percentage of net sales increased to 9.7 percent from 8.8 percent in the same period last year. This increase resulted from improved margins in several book categories and lower freight costs which were offset in part by lower income from publisher incentive plans.

Distribution and administrative expenses for the six months ended September 30, 1995 increased six percent to $12,637,000 and represented 7.6 percent of net sales compared to $11,946,000, or 7.8 percent of net sales, in the same period of the previous year. Outbound freight expenses increased as a result of higher shipments. Distribution center labor decreased as a percent of sales due in part to increased efficiency. Administrative expenses increased as a result of the Company's activities to expand its customer base. These increases were partially offset by increased earnings from publisher promotional programs.

The Company incurred no interest expense in the six months ended September 30, 1995 while interest expense consisting of costs related to the Company's line of credit totalled $29,000 in the six months ended October 1, 1994. Interest and dividend income increased to $589,000 in the period from $566,000 in the corresponding period of the previous year. This increase was the result of higher yields.

Three Month Periods Ended September 30, 1995 and October 1, 1994:

During the three months ended September 30, 1995, the Company reported net income of $1,765,000, or $.32 per share, compared with a net income of $575,000, or $.10 per share, for the corresponding quarter of the previous year.

Net sales for the quarter increased 18 percent to $90,318,000 compared to $76,653,000 in the previous year's second quarter. The increase in net sales was due primarily to (1) the Company being designated, effective June 1995, as primary book supplier to 65 additional Sam's Club locations and
(2) an increase in the extent of the Company's participation in the book programs of Sam's Club and certain other customers beginning in August 1995, in part as a result of a competitor filing for bankruptcy protection.

During the quarter ended September 30, 1995, gross profits increased 30 percent to $8,714,000 from $6,691,000 in the second quarter of the previous fiscal year. Gross profit as a percentage of net sales increased to 9.6 percent from 8.7 percent in the same period last year. This increase resulted from improved margins in several book categories and lower freight costs which were offset in part by lower income from publisher incentive plans.

Distribution and administrative expenses for the quarter ended September 30, 1995 increased three percent to $6,179,000 and represented 6.8 percent of net sales compared to $6,016,000, or 7.8 percent of net sales, in the same quarter of the previous year. Distribution center labor decreased primarily as a result of increased efficiency. Administrative expenses increased as a result of the Company's activities to expand its customer base. This increase was partially offset by increased earnings from publisher promotional programs.

The Company incurred no interest expense in the three months ended September 30, 1995 while interest expense consisting of costs related to the Company's line of credit totalled $16,000 in the three months ended October 1, 1994. Interest and dividend income increased to $304,000 in the period from $294,000 in the corresponding period of the previous year.
This increase was the result of higher yields.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended September 30, 1995, $3,939,000 of net cash was used in operating activities. Net cash used in operating activities in the same period of the prior year was $6,003,000. Trade accounts receivable increased $15,369,000 compared to one year ago primarily due to increased sales in the month of September 1995. Trade accounts receivable increased $26,575,000 compared to March 31, 1995 due to the reason noted above as well as a seasonal upturn in sales. Inventories increased $25,962,000 compared to October 1, 1994 to support expected future increases in sales and as a result of certain products not shipping as originally anticipated to certain customers prior to September 30, 1995. Inventories increased $42,063,000 compared to March 31, 1995 due to the reasons noted previously and the expected seasonal increase in sales. The increase in inventories was more than offset by increases in accounts payable of $38,572,000 and $61,067,000 compared to October 1, 1994 and March 31, 1995, respectively.

The use of funds in operating activities was financed primarily by a reduction in cash balances of $5,936,000 in the six month period ended September 30, 1995 and through a reduction in investments of $5,891,000 and a reduction in cash balances of $910,000 in the six month period ended October 1, 1994.

Working capital was $44,608,000 as of September 30, 1995 which increased from the October 1, 1994 level of $38,668,000 and from the March 31, 1995 balance of $40,825,000. The increase compared to March 31, 1995 and October 1, 1994 was primarily a result of increases in net operating current assets and sales of certain long-term investments.

The Company had available at September 30, 1995 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.75 percent at September 30, 1995). The line of credit expires July 31, 1996. As of September 30, 1995 and October 1, 1994, there were no outstanding borrowings on the line of credit.

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

                               ADVANCED MARKETING SERVICES, INC.
                                         (Registrant)


     November 14, 1995         By: /s/ Charles C. Tillinghast, III
         Date                      Charles C. Tillinghast, III
                                    Chief Executive Officer, Chairman
                                    of the Board (Principal
                                    Executive Officer)



     November 14, 1995         By: /s/ Jonathan S. Fish
         Date                      Jonathan S. Fish
                                    Chief Financial and
                                    Accounting Officer, Executive
                                    Vice President - Finance
                                    (Principal Financial and
                                    Accounting Officer)

Exhibit 11.0


                 ADVANCED MARKETING SERVICES, INC.

          STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                            (UNAUDITED)

               (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                SEPT 30,  OCT 1,     SEPT 30,  OCT 1,
                                  1995     1994        1995     1994
NET INCOME                       $1,765   $  575      $2,519   $1,230

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS:

  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING            5,410    5,440       5,404    5,438

  WEIGHTED AVERAGE COMMON SHARE
    EQUIVALENTS-DILUTIVE STOCK
    OPTIONS:

      PRIMARY                       158      182         141      155
      FULLY DILUTED                 181      215         186      211

  TOTAL WEIGHTED AVERAGE COMMON AND
      COMMON EQUIVALENT SHARES:

      PRIMARY                     5,568    5,622       5,545    5,593
      FULLY DILUTED               5,591    5,655       5,590    5,649

NET INCOME PER COMMON AND
  COMMON SHARE EQUIVALENT

      PRIMARY                    $  .32   $  .10      $  .45   $  .22
      FULLY DILUTED              $  .32   $  .10      $  .45   $  .22





Common share equivalents (for AMS outstanding stock options) are excluded from earnings per share calculations when antidilutive.