Form 10-Q
period 1995-12-30
ADVANCED MARKETING SERVICES INC
filed 1996-02-13
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 30, 1995

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

      The number of shares of the Registrant's Common Stock outstanding as of December 30, 1995 was 5,448,739.
















                   ADVANCED MARKETING SERVICES, INC.
                     Quarterly Report on Form 10-Q
                           December 30, 1995


                                 INDEX





                                                                Page
                                                               Number
PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets
        December 30, 1995 (Unaudited), March 31, 1995 and
         December 31, 1994 (Unaudited)                           3-4

      Consolidated Statements of Income (Unaudited)
        Three months and nine months ended December 30, 1995
         and December 31, 1994                                     5

      Consolidated Statements of Cash Flows (Unaudited)
        Nine months ended December 30, 1995 and
          December 31, 1994                                        6

      Notes to Consolidated Financial Statements                 7-9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10-12


PART II. OTHER INFORMATION                                        13


SIGNATURES                                                        13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (See Note 1 for basis of presentation)


                       ADVANCED MARKETING SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                    AS OF

                                      DEC 30,     MARCH 31,   DEC 31,
                                       1995         1995       1994

                                    (UNAUDITED)             (UNAUDITED)
                                    -----------  ----------- ----------
CURRENT ASSETS:                      (IN THOUSANDS, EXCEPT SHARE DATA)
  CASH AND CASH EQUIVALENTS          $  10,172   $   9,035  $ 7,205

  INVESTMENTS, AVAILABLE-FOR-SALE        5,684       9,153    22,503

  ACCOUNTS RECEIVABLE - TRADE, NET OF
    ALLOWANCES FOR UNCOLLECTIBLE
    ACCOUNTS AND SALES RETURNS OF
    $4,800,000 AT DECEMBER 30, 1995,
    $2,532,000 AT MARCH 31, 1995 AND
    $2,940,000 AT DECEMBER 31, 1994     65,924      36,997    41,715

  VENDOR AND OTHER RECEIVABLES           1,064       1,657     2,690

  INVENTORIES, NET                      89,013      69,356    64,625

  DEFERRED INCOME TAXES                  3,776       3,111     3,133

  PREPAID EXPENSES                         814         310       733
                                      ---------   --------  ---------
    TOTAL CURRENT ASSETS               176,447     129,619   142,604

PROPERTY AND EQUIPMENT, AT COST          6,644       6,335     6,264

  LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION                     4,541       4,020     3,784
                                      ---------   ---------  --------
    NET PROPERTY AND EQUIPMENT           2,103       2,315     2,480

INVESTMENTS, AVAILABLE-FOR-SALE             --       1,012     1,000

OTHER ASSETS                               254         185       270
                                     ----------  ---------  --------
TOTAL ASSETS                         $ 178,804   $ 133,131  $146,354


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
BALANCE SHEETS

                        ADVANCED MARKETING SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    AS OF

                                      DEC 30,     MARCH 31,   DEC 31,
                                       1995         1995       1994

                                    (UNAUDITED)            (UNAUDITED)
                                    ----------- ---------- -----------
CURRENT LIABILITIES:                 (IN THOUSANDS, EXCEPT SHARE DATA)
  ACCOUNTS PAYABLE                  $ 122,372    $  85,236   $ 96,751

  ACCRUED LIABILITIES                   4,794        2,956      4,105

  INCOME TAXES PAYABLE                  1,339          602      1,012
                                    ----------    ---------  ---------
    TOTAL CURRENT LIABILITIES         128,505       88,794    101,868

STOCKHOLDERS' EQUITY:

  COMMON STOCK, $.001 PAR VALUE,
    AUTHORIZED 20,000,000 SHARES,
    ISSUED 6,156,250 SHARES AT
    DECEMBER 30, 1995, 6,103,000
    SHARES AT MARCH 31, 1995 AND
    5,944,000 SHARES AT DECEMBER
    31, 1994                                6            6          6

  ADDITIONAL PAID-IN CAPITAL           25,845       25,519     24,919

  RETAINED EARNINGS                    26,435       21,012     20,563

  UNREALIZED LOSS ON INVESTMENTS          (24)         (46)       (67)

  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                             67         (124)        --

  LESS: TREASURY STOCK, 708,000
    SHARES AT DECEMBER 30, 1995
    AND MARCH 31, 1995 AND 507,000
    SHARES AT DECEMBER 31, 1994,
    AT COST                            (2,030)      (2,030)      (935)
                                     ---------    ---------  ---------
    TOTAL STOCKHOLDERS' EQUITY         50,299       44,337     44,486
                                     ---------    ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                            $ 178,804    $ 133,131   $146,354


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
BALANCE SHEETS

                        ADVANCED MARKETING SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             THREE MONTHS ENDED    NINE MONTHS ENDED
                             DEC 30,    DEC 31,    DEC 30,   DEC 31,
                              1995       1994       1995      1994
                             -------- ---------  --------- ---------
NET SALES                    $121,396  $ 91,226   $287,754  $244,695

COST OF GOODS SOLD            109,014    82,390    259,257   222,405
                             --------- ---------  --------- ---------
  GROSS PROFIT                 12,382     8,836     28,497    22,290

DISTRIBUTION AND
  ADMINISTRATIVE EXPENSES       7,867     6,192     20,504    18,138
                             --------- ---------  --------- ---------
  INCOME FROM OPERATIONS        4,515     2,644      7,993     4,152

INTEREST EXPENSE                   --        (6)        --       (35)

INTEREST AND DIVIDEND
  INCOME                          397        16        986       582
                             --------- ---------  --------- ---------
  INCOME BEFORE PROVISION
    FOR INCOME TAXES            4,912     2,654      8,979     4,699

PROVISION FOR INCOME
  TAXES                         2,008       971      3,556     1,786
                             --------- ---------  --------- ---------
  NET INCOME                 $  2,904  $  1,683   $  5,423   $ 2,913


  NET INCOME PER COMMON AND
    COMMON SHARE EQUIVALENT:

      PRIMARY                $    .52  $    .30   $    .97   $   .52
      FULLY DILUTED          $    .51  $    .30   $    .96   $   .52

  WEIGHTED AVERAGE NUMBER OF
    SHARES:

      PRIMARY                   5,637     5,644      5,582     5,608
      FULLY DILUTED             5,671     5,636      5,664     5,625



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
STATEMENTS

                        ADVANCED MARKETING SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                NINE MONTHS ENDED
                                                DEC 30,     DEC 31,
                                                 1995        1994
                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                  $  5,423    $  2,913
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                  662         669
    PROVISION FOR UNCOLLECTIBLE ACCOUNTS
      AND SALES RETURNS                          2,538       1,174
    PROVISION FOR MARKDOWN OF INVENTORY          3,246       2,465
    DEFERRED INCOME TAXES                         (665)       (512)
    CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN ACCOUNTS RECEIVABLE-TRADE    (31,442)    (19,568)

      (INCREASE) DECREASE IN VENDOR AND
        OTHER RECEIVABLES                          593        (591)
      INCREASE IN INVENTORIES                  (22,863)     (4,639)
      INCREASE IN ACCOUNTS PAYABLE              37,260      29,435
      INCREASE IN ACCRUED LIABILITIES            1,842         938
      INCREASE IN INCOME TAXES PAYABLE             737         720
      INCREASE IN OTHER ASSETS                    (573)       (215)

                                               ---------  ---------
   NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                       (3,242)     12,789

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE/DISPOSAL OF PROPERTY AND
    EQUIPMENT,NET                                 (450)       (974)
  PURCHASE OF INVESTMENTS, AVAILABLE-FOR-SALE  (19,535)    (59,480)
  SALE AND REDEMPTION OF INVESTMENTS,
    AVAILABLE-FOR-SALE                          24,038      51,929
  PURCHASE OF TREASURY STOCK                        --         (55)
                                               --------    ---------
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                       4,053      (8,580)
                                               --------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM EXERCISE OF OPTIONS AND
    RELATED TAX BENEFITS                           326          68
                                               --------   ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES      326          68
                                               --------   ---------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           1,137       4,277

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            9,035       2,928
                                              ---------  ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                               $ 10,172    $  7,205

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
STATEMENTS

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements presented herein as of and for the three and nine months ended December 30, 1995 and December 31, 1994 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.
Certain reclassifications have been made to the financial statements of the prior period to conform to the classifications used at December 30, 1995.

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

The results of operations for the three and nine month periods ended December 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1996. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

The cost and estimated fair market value of investments at December 30, 1995 and December 31, 1994 are as follows (in thousands):

                                       December 30,1995

                                     Gross        Gross
                        Amortized Unrealized   Unrealized   Approximate
                           Cost     Gains        Losses     Market Value
                        --------- ----------   ----------- -------------
Mortgage-Backed
  Securities              $ 2,205     $  -         $  28       $ 2,177

Debt Securities issued
  by States of the U.S.
  and political
  subdivisions
  of the States             3,503         4           -          3,507
                          ---------  -------     --------     --------
                          $ 5,708     $   4        $  28       $ 5,684

                                       December 31, 1994

                                     Gross        Gross
                        Amortized  Unrealized   Unrealized  Approximate
                           Cost      Gains        Losses    Market Value
                        --------- ------------  ---------- -------------
Mortgage-Backed
  Securities              $ 3,476     $  -         $  82      $ 3,394

Debt Securities issued
  by States of the U.S.
  and political
  subdivisions
  of the States            17,966        27           12       17,981

Equity Securities           2,128        -            -         2,128
                          -------     ------       ------     -------
                          $23,570     $  27        $  94      $23,503

As of December 30, 1995, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $3,500,000 are scheduled to mature within one year. As of December 30, 1995 the contractual principal repayments of mortgage-backed securities ranged from 1 to 28 years. The actual time of repayment, however, may be shorter due to prepayments made on the underlying collateral.

Proceeds from the sale of investments aggregated $5,400,000 for the quarter ended December 30, 1995. There was no gain or loss realized on these sales. Proceeds from the sale of investments in the quarter ended December 31, 1994 totalled $1,169,980 on which a loss of $115,120 was realized. The Company uses the specific identification method in determining cost on these investments. The decrease in unrealized loss on investments was approximately $4,000 for the quarter ended December 30, 1995. The decrease in unrealized loss on investments for the quarter ended December 31, 1994 was approximately $212,000.

Proceeds from the sale of investments totalled $13,450,000 for the nine months ended December 30, 1995. There was no gain or loss realized on these sales. Proceeds from sales of investments during the same period of the previous year totalled $1,319,080 on which a loss of $118,450 was realized. The reduction in unrealized loss on investments was approximately $22,000 for the nine months ended December 30, 1995. In the nine months ended December 31, 1994, the increase in unrealized loss on investments was approximately $67,000.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $3,119,000 as of December 30, 1995, $1,593,000 as of March 31, 1995 and $2,067,000 as of December 31, 1994
for the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at December 30, 1995 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.5 percent at December 30, 1995). The line of credit expires July 31, 1996. As of December 30, 1995 and December 31, 1994, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the nine months ended December 30, 1995 totalled $3,248,000. Income taxes paid during the same period of the previous year totalled $1,570,000.

8. PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares and, when applicable, dilutive common share equivalents outstanding during the periods. The effects of all anti-dilutive common share equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

9. EMPLOYEE STOCK OPTION PLAN

Nonqualified options to purchase an aggregate of 440,550 shares of common stock were outstanding as of December 30, 1995. The outstanding options were at prices ranging from $1.70 to $5.42 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Nine Month Periods Ended December 30, 1995 and December 31, 1994:
-----------------------------------------------------------------
During the nine months ended December 30, 1995, the Company reported net income of $5,423,000, or $.96 per share, compared with net income of $2,913,000, or $.52 per share, for the first nine months of the prior year.

Net sales for the first nine months of fiscal 1996 increased 18 percent to $287,754,000 from $244,695,000 in the same period of the prior year. This increase was due primarily to (1) the Company being designated, effective June 1995, as primary book supplier to 65 additional Sam's Club locations and (2) an increase in the extent of the Company's participation in the book programs of Sam's Club and certain other customers beginning in August 1995, in part as a result of a competitor filing for bankruptcy protection.

During the first nine months of fiscal 1996, gross profit increased 28 percent to $28,497,000 from $22,290,000 in the first nine months of the previous fiscal year. Gross profit as a percentage of net sales increased to 9.9 percent from 9.1 percent in the same period last year. This increase resulted from improved margins in several book categories, as well as greater sales penetration of higher margin book categories. In addition, the Company achieved lower freight costs which were offset in part by lower income from publisher incentive plans and higher markdown provisions.

Distribution and administrative expenses for the nine months ended December 30, 1995 increased 13 percent to $20,504,000 and represented 7.1 percent of net sales compared to $18,138,000, or 7.4 percent of net sales in the same period of the previous year. During the nine months ended December 30, 1995, distribution center labor decreased as a percent of sales due in part to increased efficiency. In addition, administrative expenses increased as a result of the Company's continued activities to expand its customer base. Provisions were recorded for the anticipated relocation of one of the Company's distribution centers, foreign exchange losses on the Company's investment in its Mexican subsidiary and an increase in accounts receivable allowances.

The Company incurred no interest expense in the nine months ended December 30, 1995, while interest expense consisting of costs related to the Company's line of credit totalled $35,000 in the nine months ended December 31, 1994. Interest and dividend income increased to $986,000 in the period from $582,000 in the corresponding period of the previous year. This increase was the result of higher investment balances, as well as higher yields due to a greater proportion of taxable investment in the current fiscal year. Interest income was reduced in the previous year due to a provision for anticipated losses on preferred stock investments.

Three Month Periods Ended December 30, 1995 and December 31, 1994:
-----------------------------------------------------------------
During the three months ended December 30, 1995, the Company reported net income of $2,904,000, or $.51 per share, compared with a net income of $1,683,000, or $.30 per share for the same period of the previous year. Net sales for the quarter increased 33 percent to $121,396,000 compared to

$91,226,000 in the previous year's third quarter. The increase in net sales was due primarily to (1) the Company being designated, effective June 1995, as primary book supplier to 65 additional Sam's Club locations and
(2) an increase in the extent of the Company's participation in the book programs of Sam's Club and certain other customers beginning in August 1995, in part as a result of a competitor filing for bankruptcy protection. Returns from customers were slightly higher during the quarter ended December 30, 1995 compared to the quarter ended December 31, 1994 and the Company expects higher returns in the upcoming quarter, for which reserves have been established based on management's best estimate of product returns.

During the quarter ended December 30, 1995, gross profit increased 40 percent to $12,382,000 from $8,836,000 in the third quarter of the previous fiscal year. Gross profit as a percentage of net sales increased to 10.2 percent from 9.7 percent in the same period last year. This improvement resulted in part from greater sales penetration of higher margin book categories, including gift books, as well as reductions in freight costs. These increases were offset in part by higher markdown provisions.

Distribution and administrative expenses for the quarter ended December 30, 1995 increased 27 percent to $7,867,000 and represented 6.5 percent of net sales compared to $6,192,000, or 6.8 percent of net sales in the same quarter of the previous year. Expenses were favorably impacted by lower out-bound freight costs, while administrative expenses increased as a result of the Company's continued activities to expand its customer base. During the quarter, provisions were recorded for the anticipated relocation of one of the Company's distribution centers, foreign exchange losses on the Company's investment in its Mexican subsidiary and an increase in account receivable allowances.

The Company incurred no interest expense in the three months ended December 30, 1995, while interest expense consisting of costs related to the Company's line of credit totalled $6,000 in the three months ended December 31, 1994. Interest and dividend income increased to $397,000 in the period from $16,000 in the corresponding period of the previous year. This increase was the result of higher investment balances, as well as higher yields due to a greater proportion of taxable investments in the current fiscal year. Interest income was reduced in the previous year due to a provision for anticipated losses on preferred stock investments.

The Company's combined federal and state statutory tax rate is approximately 39 percent. The tax provision for the quarter ended December 30, 1995 was 41 percent compared to 37 percent in the same quarter of the previous fiscal year. The increase in the tax provision rate was applicable to a greater proportion of taxable investments in the current fiscal quarter, as well as the nondeductible provision for foreign exchange losses.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the nine months ended December 30, 1995, $3,242,000 of net cash was used in operating activities. Net cash provided by operating activities in the same period of the prior year was $12,789,000. The Company's cash and investments decreased by $14,852,000 compared to December 31, 1994 primarily due to accelerating payments to vendors in order to take advantage of early payment discounts. Trade accounts receivable increased

$24,209,000 compared to one year ago due in part to increased sales in the month of December 1995. In addition, the Company experienced a delay in receipt of certain customer payments partly as a result of anticipated returns after the holiday season. Trade accounts receivable increased $28,927,000 compared to March 31, 1995 due to a seasonal increase in sales, as well as the reason noted above. Inventories increased $24,388,000 compared to December 31, 1994 to support anticipated sales growth and as a result of certain products not shipping as originally anticipated to certain customers prior to December 30, 1995. It is anticipated that substantially all of the inventory that is not subsequently shipped to customers will be returned to publishers. Inventories increased $19,657,000 compared to March 31, 1995 due to the reasons noted previously and the expected seasonal increase in sales. The increase in inventories was more than offset by increases in accounts payable of $25,621,000 and $37,136,000 compared to December 31, 1994 and March 31, 1995, respectively.

The funds used in operating activities were financed primarily by a reduction in investments of $4,503,000 in the nine month period ended December 30, 1995.

Working capital was $47,942,000 as of December 30, 1995 which increased from the December 31, 1994 level of $40,736,000 and from the March 31, 1995 balance of $40,825,000. The increase compared to March 31, 1995 and December 31, 1994 was primarily a result of increases in net operating current assets and sales of certain long-term investments.

The Company had available at December 30, 1995 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.5 percent at December 30, 1995). The line of credit expires July 31, 1996. As of December 30, 1995 and December 31, 1994, there were no outstanding borrowings on the line of credit.

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

                                 ADVANCED MARKETING SERVICES, INC.
                                           (Registrant)


     February 13, 1996           By: /s/ Charles C. Tillinghast III
     ------------------------    -----------------------------------
          Date                       Charles C. Tillinghast, III
                                      Chief Executive Officer, Chairman
                                      of the Board (Principal
                                      Executive Officer)



     February 13, 1996           By: /s/ Jonathan S. Fish
     ------------------------    -----------------------------------
          Date                       Jonathan S. Fish
                                      Chief Financial and
                                      Accounting Officer, Executive
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer)

Exhibit 11.0


                    ADVANCED MARKETING SERVICES, INC.

             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                               (UNAUDITED)

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                    DEC 30,   DEC 31,     DEC 30,  DEC 31,
                                     1995      1994        1995     1994
                                   -------------------   -----------------
NET INCOME                          $2,904    $1,683      $5,423   $2,913

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS:

  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING               5,429     5,443       5,412    5,439

  WEIGHTED AVERAGE COMMON SHARE
    EQUIVALENTS-DILUTIVE STOCK
    OPTIONS:

      PRIMARY                          208       201         170      169
      FULLY DILUTED                    242       193         252      186
                                    -------   -------    --------  -------
  TOTAL WEIGHTED AVERAGE COMMON AND
      COMMON EQUIVALENT SHARES:

      PRIMARY                        5,637     5,644       5,582    5,608
      FULLY DILUTED                  5,671     5,636       5,664    5,625
                                    -------   -------     -------  -------
NET INCOME PER COMMON AND
  COMMON SHARE EQUIVALENT

      PRIMARY                       $  .52    $  .30      $  .97   $  .52
      FULLY DILUTED                 $  .51    $  .30      $  .96   $  .52
                                   --------  --------    -------- --------




COMMON SHARE EQUIVALENTS (FOR AMS OUTSTANDING STOCK OPTIONS) ARE
EXCLUDED
  FROM EARNINGS PER SHARE CALCULATIONS WHEN ANTIDILUTIVE