Form 10-K
period 1996-03-31
ADVANCED MARKETING SERVICES INC
filed 1996-07-01
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
(Mark One)
[X]		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      For the Fiscal year ended March 31, 1996

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

                     Registrant's telephone number : (619) 457-2500

          Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.001 par value  (Title of class)

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes __X__      No _____

	Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: _____

	The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant at June 14, 1996 was $52,326,701.

	The number of shares of the Registrant's Common Stock outstanding as of June 14, 1996 was 5,468,199.

                        DOCUMENTS INCORPORATED BY REFERENCE
	Portions of the Registrant's definitive Proxy Statement for its July 25, 1996
Annual Meeting of Stockholders (filed June 21, 1996) are incorporated by reference into Part III of this Form 10-K.

                                 PART I
Item 1 - BUSINESS

General

	Advanced Marketing Services, Inc. (the "Company" or "AMS") is a
leading distributor of general interest books to the membership warehouse clubs and certain specialty retailers. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market
paperbacks; children's books; and Spanish-language books.   In addition, to a
lesser extent, the Company sells prerecorded audio cassettes (books on tape), CD-ROM titles and video cassettes. The Company provides product selection advice, specialized merchandising and product development services, and distribution and handling services to membership warehouse clubs operating in the United States, Canada, Mexico and the United Kingdom.

	Due to the continuous introduction of new titles by the book publishing industry, the Company provides weekly recommendations, tailored to each customer's marketing priorities, with respect to the new titles to be sold in its customers' book departments. These recommendations are selected by the Company's buyers from among the over 1,000,000 titles in print and over 50,000 new books published each year. AMS also creates unique products and develops specially packaged book and book-related products for sale to its customers. The Company supports its customers' inventories by maintaining back-up inventory in its distribution centers for prompt delivery as needed to customer locations. The Company maintains four domestic regional distribution centers to assure timely delivery to its customers, to enhance its customers' inventory turnover rates and to reduce its customers' handling and holding costs. See "Properties."

	The Company provides distribution service to a major warehouse club customer in the United Kingdom and is expanding its distribution to other retailers. In Mexico, the Company distributes products to a variety of retailers, including warehouse clubs, hypermarkets, discount department stores and other specialty retailers. The Company utilizes the services of third party warehousing and distribution companies in its United Kingdom and Mexican subsidiaries.

	The Company was incorporated in 1982 in California and was reincorporated in
Delaware in June 1987.  The Company's executive offices are located at
5880 Oberlin Drive, Suite 400, San Diego, California  92121; telephone
(619) 457-2500.

Membership Warehouse Club Industry

	The Company's customers include for-profit membership warehouse clubs which sell a broad range of primarily brand-name merchandise at or near wholesale prices.  Membership warehouse clubs are able to provide their individual and business members, who commonly pay annual membership fees, substantial cost savings on high-quality merchandise through the efficiencies of warehouse-type facilities and a no-frills, self-service operation policy.  Membership warehouse club locations typically have approximately 100,000 square feet
(2 1/2 acres) of floor space and offer a limited selection of brand-name products in a wide range of merchandise categories.  This merchandising approach was introduced in Southern California in 1976.  Since then, the membership warehouse club industry has experienced significant growth, with sales estimated to be approximately $40 billion in 1995.

	The following table summarizes the Company's penetration of the warehouse club industry:

                       Number of Locations and Locations Served
                               Membership Warehouse Clubs

    	                 Fiscal                             Locations
	                   Year Ended				     Total Number		     Served
	                    March 31  				    of Locations   		  by AMS
	                      1989					            291			          282
	                      1990				     	       466			     	    354
	                      1991					            434	       	    402
	                      1992					            514			  	       479
                  			  1993	     				       651     				    576
	                      1994		     			       732			     	    612
	                      1995					            780			     	    612
	                      1996				     	       803			     	    774

	Only membership warehouse club locations to which the Company shipped more than $50,000 per year are included as locations served in the above table. The number of locations served is not necessarily indicative of the Company's total sales volumes to the warehouse club industry as the volume of the Company's shipments to a location can vary from year to year based on competitive and other factors.

	Books are well-suited to the membership warehouse club merchandising strategy of offering recognizable, quality merchandise at substantial savings.  Books appeal to a wide range of consumers and are popular gift items.  Additionally, due to their relatively high selling price in relation to their size, books generally provide membership warehouse clubs with above-average sales per square foot of selling space. By offering a continually changing selection of books at a substantial discount from suggested retail prices, membership warehouse clubs encourage retail customers to purchase books for their enjoyment, as gifts and for business needs or interests.

	Notwithstanding the appeal of books as a product line, most membership warehouse clubs are not able to apply their standard product purchasing and handling procedures to their book departments. Typically, a membership warehouse club purchases a limited selection of each product category directly from manufacturers who ship to their retail locations. In contrast, in order to be able to offer even a limited selection of books (typically 100 to 250 titles at any one time), a membership warehouse club would be required to devote considerable time and resources to selecting from among the over 1,000,000 titles in print and the over 50,000 new books published each year by more than 4,200 primary publishing houses. The membership warehouse club also would incur high freight and handling costs to receive deliveries from, and make returns to, the numerous vendors of such books. Thus, the unique nature of books has led many membership warehouse clubs to rely on distributors for a portion of their book purchases. See "Risks and Competition."

Other Customers

	The Company continues to diversify its customer base through expanded distribution to a variety of specialty retailers including office product superstores, computer and electronic superstores, mass merchandise stores, pet supply stores, drug stores and book stores. For many of these customers, the Company designs and recommends media programs to satisfy the unique marketing priorities of each retailer. By constantly updating titles offered, the Company makes it possible for its customers to offer a targeted selection of books and media products without having to develop media merchandising expertise with their own work forces.

	The Company supplies an assortment of primarily business and computer titles to the three leading competitors in the office product superstore industry.  The
Company is now serving several leading companies in the rapidly growing computer and electronics superstore marketplace as well. As a result of new business development efforts, the Company gained entry into the pet supply industry and more recently the discount drugstore market. The Company serves a variety of other specialty retailers in the catalog, sporting goods and
children's education businesses.   See "International Business."

Retailing Operations

	As of  March 31, 1996, the Company owned and operated 11 small retail outlet stores in eight states.  The stores are located generally in factory outlet malls in  Gilroy and Lake Elsinore, California; Gurnee, Illinois; Hillsboro and
Conroe, Texas; Burlington and Centralia, Washington; Kenosha, Wisconsin;
Algodones, New Mexico; Silverthorne, Colorado; and Birch Run, Michigan.  These
retail outlets sell both titles that were purchased on a non-returnable basis and remain unsold after being offered for sale in the Company's customers'
locations as well as titles purchased specifically for these retail stores.  In the spring of 1996 the Company converted its Gilroy, California and Centralia,
Washington stores to a new prototype retail format that offers multimedia products such as computer software, CD ROM and music CDs, in addition to books.
To merchandise these converted stores the Company is purchasing products specifically for resale as well as selling its non-returnable book inventory.
The Company plans to operate approximately 13 stores by the end of fiscal 1997.

Business Strategy

	The Company's primary business strategy is to provide effective book purchasing, handling and distribution services to its customers. The Company believes that it has achieved its position as a leading book supplier to membership warehouse clubs as well as other specialty retailers because of its ability to offer sound product selection advice, specialized product development and marketing services and rapid product delivery, all at competitive prices.

Product Selection Services and Purchasing Practices

	The Company's warehouse club customers generally compete in the retail trade book market by offering a limited selection of books (typically 100 to 250 titles compared to 10,000 to 100,000 titles at national bookstore chains and book superstores) at prices which are generally 30% to 45% lower than suggested retail prices. The Company provides its specialty retail customers with book programs that range from as few as 50 titles to programs of several thousand titles. The Company believes that one of its principal strengths is its ability to select books that will be successful in each customer's selling environment, which is a function of various factors such as customer base, regional characteristics and marketing priorities. This service is important because many of the books offered by the Company have relatively limited sales lives (typically a few weeks to a few months) due to the relatively rapid introduction of new books to replace titles for which demand has decreased. Therefore, customers rely on the Company's expertise and experience to recommend new titles to be added to their book departments.

	The Company's book selection process depends on a close working relationship between the Company's general merchandise managers and its major vendors. The process of selecting books generally begins when a publisher's representative submits pre-publication book summaries to the Company's general merchandise managers. A general merchandise manager evaluates each book on the basis of such factors as subject matter and author; suitability for the customers' selling environments; visual appeal; the extent of the publisher's promotion and advertising support; and the estimated number of copies to be printed. Because the Company is a major customer of many of its vendors, such vendors often consult with the Company during pre-publication planning, allowing the Company to influence the design and packaging of many of the books it purchases. After choosing titles, the general merchandise managers, in conjunction with the general marketing managers, determine which specific titles will be recommended to each customer on the basis of their knowledge of the customer base, regional characteristics and marketing priorities.

	Product selection is the responsibility of the Company's Merchandising Department, under the direction of the Vice President - Merchandising to whom seven product development directors/general merchandise managers and a staff of 19 associates report. Each general merchandise manager is responsible for several categories of products which include hardcover bestsellers, mass market paperbacks, cooking, travel, regional, computer, gift books (including art and coffee table books), children's books, calendars, CD-ROM products, prerecorded audio and video cassettes, computer and Spanish-language books.

	The Company usually purchases newly published or well established back-list (previously published) titles directly from publishing houses at standard book industry wholesale discounts, which generally exceed retail discounts. The Company does not generally purchase remainder titles, but will occasionally purchase close-out lots of certain titles at higher than normal discounts. Virtually all books sold are returnable to AMS by its customers for full credit so long as the books are in saleable condition. Approximately 90% of the books purchased by the Company in both fiscal 1996 and 1995 were returnable to the publisher; the balance were purchased on a non-returnable or partially returnable basis, often at higher purchase discounts. The Company has published a limited number of titles under its own imprints, some of which are sold to both the Company's customers and to independent and chain book stores.

	In the years ended March 31, 1996, 1995 and 1994, customer returns represented approximately 24%, 22% and 21%, respectively, of the Company's gross sales.
Customer return rates are impacted by the sales success of individual titles relative to quantities ordered by customers as well as customer ordering practices for different volume locations.  Returns to publishers by AMS represented approximately 31%, 28% and 34%, respectively, of the Company's total purchases during the same period.  Although the processing of customer and publisher returns increases freight and labor costs, the Company maintains a large inventory to be in a position to promptly fill and otherwise support customer orders.

	The Company's reserves for markdowns increased by approximately $983,000 in fiscal 1996.  The Company added $4 million to its reserves for markdowns as a result of slower than expected sales of certain books which are not returnable to the publisher and deducted $3 million for actual losses incurred on books for which reserves had previously been made.  To the extent that the Company is unable to sell non-returnable books to its traditional customers, it sells such books to customers where, in certain cases, it is necessary to sell at below the
Company's cost.  The Company believes its reserves for markdowns are adequate based on its past experience and present market conditions, although no assurances can be given that actual losses will not exceed present reserves when these non-returnable books are actually sold.

	The Company purchases from publishers on varying payment terms.  The Company generally takes advantage of discounts for prompt payments, when economically attractive.  During the year ended March 31, 1996, the Company made purchases from 320 publishers.  Two publishers accounted for 10% or more of the Company's total purchases in fiscal 1996.  These included Random House and Simon &
Schuster which accounted for 17% and 10%, respectively, of purchases.  The
Company continues to open accounts with new publishers and believes that adequate sources of supply exist to meet anticipated growth.  As is customary in the industry, the Company does not maintain long-term or exclusive purchase commitments or arrangements with any publisher.

Product Development and Marketing Services

	In addition to selecting from among regularly published books, AMS provides specially packaged book and book-related products which are generally not available in retail bookstores.  For example, the Company works with various publishers to create specially packaged items such as combination of books, shrink-wrapped or slipcased to sell as a single item, or packages that contain a book and a non-book item, such as a stuffed animal with a book.  The Company also works directly with publishers to have books specially reprinted or created for its customers.

	The Company assists in the promotion of the books it sells by creating seasonal merchandising plans and recommending titles based on themes such as Christmas, Back to School, Father's Day and Easter. The Company also conducts theme-oriented promotions, frequently tied to specially designed products, such as gardening, taxes, health and fitness, and travel. Special in-store promotions are coordinated by the Company for certain of its customers. Customers may also take advantage of the Company's cooperative advertising coordination service whereby the Company obtains publisher-sponsored advertising for use by its customers.

	Marketing the Company's products is under the direction of the Vice President - Marketing to whom six general managers and a staff of 19 marketing personnel report. Members of the staff are assigned to each of the Company's customers and present new titles, recommend promotions, coordinate orders and shipments, and handle other customer requests.

Product Distribution and Handling Services

	Because an important financial and operating goal of many of the Company's customers is a high inventory turnover rate, a critical element of the Company's service is its ability to respond quickly to its customers' orders. The Company has established a national network of four regional distribution centers to assure rapid deliveries to its customers. These distribution centers are located in general purpose warehouse facilities in the metropolitan areas of Sacramento, California; Indianapolis, Indiana; Baltimore, Maryland; and
Dallas, Texas. AMS seeks to maintain a six- to eight-week inventory of active titles at its distribution centers, where it receives books from multiple vendors and dispatches, using common and contract carriers, consolidated shipments on a weekly basis to most customer locations. Weekly deliveries eliminate the need for customers to stock large inventories on-site and enables customers to utilize valuable marketing space for other products. Consolidated shipments reduce customer handling and freight costs by eliminating the costs associated with deliveries by multiple vendors. All of the Company's distribution centers are linked with its computerized order processing center at its San Diego headquarters and as a result, customer orders are generally shipped within 24 hours of receipt. Because customer orders are generally shipped within 24 hours of receipt, the Company's backlog at any date is usually
insignificant and not a meaningful indicator of future sales.   The Company's
computer system also enables AMS to provide information and special reports to assist customers with operations and marketing. For an additional fee, upon request, the Company will ticket books with the customer inventory item number and sales price. The Company believes that all of these services enhance its customers' inventory turnover rate and reduce their handling and holding costs.

International Business

	The Company operates two wholly owned foreign subsidiaries. Advanced Marketing (UK) Limited was incorporated in September 1993 in the United Kingdom. From its London headquarters, it provides a full range of general interest books, audio and video products primarily to the five Price/Costco membership warehouse club locations in the United Kingdom. Three additional Price/Costco locations are scheduled to open during fiscal 1997. The Company is expanding its distribution of media products to other U.K. retailers.

	Advanced Marketing S. de R.L. de C.V. was incorporated in January 1994 in Mexico. From its headquarters in Mexico City, the Company distributes books to a variety of customers in several growing markets including membership warehouse clubs, general and mass merchandisers, office supply superstores, hypermarkets and other specialty retailers. Despite the current depressed economic activity in Mexico, the Company continues to move forward with the introduction of the concept of a one-stop customized, book program to the retailers in the Mexican marketplace.

	During fiscal 1996, the Company's Mexican subsidiary operated at a loss and there can be no assurance of success in developing sufficient sales volumes and gross margin contributions to generate profits, particularly given the low level of economic activity in the Mexican consumer markets since the December 1994 Mexican peso devaluation. The Company accrued a provision for currency exchange loss on its investment in its Mexican subsidiary in fiscal 1995 and fiscal 1996.

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

	The Company utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico. No assurances can be given that the expansion in international markets will be profitable; the Company expects no significant profit contribution from these international operations in fiscal 1997.

Risks and Competition

	In fiscal 1996 over 94% of the Company's sales were to membership warehouse clubs with the remainder to office product superstores, computer superstores, mass merchandisers or other specialty retailers. There are four major membership warehouse clubs operating over 803 locations in the United States, Canada, Korea, Mexico and the United Kingdom. The Company serves all four of the major membership warehouse clubs at 774 of these locations. In the year ended March 31, 1996, two customers accounted for approximately
83% of the Company's net sales. Although the Company believes it provides services and efficiencies that membership warehouse clubs and other retailers would have difficulty duplicating, the Company believes that its customers may, from time to time, increase the percentage of books they purchase directly from publishers or from other wholesale distributors. Further, the Company could lose customers which discontinue books as a product line, suffer a business failure or merge or consolidate with another entity not currently serviced by AMS. The Company has no long-term or exclusive purchase commitments with any of its customers. Any loss of a major customer would have a material adverse effect on the Company. Given the relatively small number of membership warehouse club chains, the Company's reliance on a few customers is likely to continue. See "Customers."

	The Company is a leading supplier of books to the membership warehouse club market, which is highly competitive. The Company competes in such markets with national book distributors, some of which are larger and have greater financial resources than the Company, and with regional book wholesalers and local book jobbers who compete with the Company on the basis of price and service. Certain publishers sell directly to membership warehouse clubs, and one or more of the Company's customers could choose in the future to purchase more of its books directly from publishers. As a result, the Company could face additional competition from publishers in the future. Membership warehouse clubs face competition from discount and retail bookstore chains which indirectly affects AMS. Due to their high sales volume, membership warehouse clubs could represent an attractive market that book distributors may seek to enter and compete directly with the Company.
The Company believes that its principal competitive advantages are its ability to select, package, and assort products so that they sell in high volumes; to distribute such products rapidly; to maintain sufficient back-up inventories; and to price products competitively.

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

Customers

	The Company is currently servicing four membership warehouse clubs. The Company's customers account for over 95% of the sales in the warehouse club industry and operate approximately 803 locations throughout the United States, Canada, Mexico and the United Kingdom. The following table sets forth those customers who accounted for 10% or more of the Company's total net sales in fiscal 1996.

		                                     						Percentage of Net Sales

		                                      						1996	   1995    	1994

Price/Costco, Inc.                             41%     46%     49%
SAM's Club (a unit of Wal-Mart Stores, Inc.) 	 42%     39%	    34%

Employees

	At March 31, 1996, the Company had 405 employees who were engaged in administrative, merchandising, marketing, warehousing and retail operations. The Company also hires temporary workers, primarily during the peak holiday season. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2  - PROPERTIES

	The Company is headquartered in approximately 34,000 square feet of commercial space in San Diego, California. The space is leased for a six-year term expiring in 1998 with an annual base rent of $396,000.

	The Company maintains the following distribution centers from which it ships to its customers:

		         Location             Approximate	     		   Date
		   (Metropolitan Area)		     Square Footage		     	Opened
		      Dallas, Texas			           89,000			        July 1984
		      Baltimore, Maryland		     151,000		        	June 1986
		      Sacramento, California		  150,000		       	August 1986
		      Indianapolis, Indiana 	   140,000	         	April 1996

	Each of these distribution centers is leased, with the leases expiring between 1996 and 2001. Annual base rental payments range from $262,000 to $615,000. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company believes that its four domestic distribution centers are adequate for the conduct of its business through at least fiscal 1997.

	The Company utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico. It also leases office space in both countries on short-term leases, the commitments under which are not material.


ITEM 3- LEGAL PROCEDURES

	The Company is not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

	No matters were submitted to a vote of the Company's stockholders during the last quarter of the year ended March 31, 1996.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

	The Company's Common Stock is traded in the over-the-counter market under the
Nasdaq symbol "ADMS."  The following table sets forth the high and low closing prices of the Common Stock, as reported on the Nasdaq National Market System.
On June 15, 1996, the Company had approximately 1,500 beneficial stockholders and 90 stockholders of record.

		                             	   		  Fiscal	      			Fiscal
		                                  	   1996	           1995

FISCAL QUARTER		             High   	  Low    		   High     Low

FIRST QUARTER -
  ENDED JULY 1/JULY 2	       7 1/4		  6 1/8		      5 3/4		  4
SECOND QUARTER -
  ENDED SEPTEMBER 30/
    OCTOBER 1		              8 5/8	  	6 5/8		      7        4 7/8
THIRD QUARTER -
  ENDED DECEMBER 30/
    DECEMBER 31	            10 7/8		  7 1/4		      6 3/4		  5 3/4
FOURTH QUARTER -
  ENDED MARCH 31	           13 5/8		  8 1/2		      6 1/2	   5 1/4

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

	On May 30, 1994, the Company announced a stock repurchase program pursuant to which the Company may repurchase in open market transactions, from time to time, based upon existing market conditions, up to 500,000 shares of its Common Stock. During fiscal 1995, the Company purchased 211,000 shares of Common Stock pursuant to such repurchase program.

ITEM 6 - SELECTED FINANCIAL DATA

	The selected financial data below should be read in conjunction with
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto. No cash dividends were paid on the Company's Common Stock in any of the periods presented.

RESULTS OF OPERATIONS		    	   FOR THE YEARS ENDED MARCH 31
        				               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                            1996       1995       1994       1993       1992
NET SALES	                $365,499   $303,708   $264,518   $258,390   $218,148
COST OF GOODS SOLD	        328,361    274,776    242,497    236,751    199,688
GROSS PROFIT	               37,138	    28,932     22,021     21,639     18,460
DISTRIBUTION AND
 ADMINISTRATIVE EXPENSES	   28,243	    24,083     22,561	    17,229     15,721
INCOME (LOSS) FROM
  OPERATIONS                 8,895	     4,849	      (540)	    4,410      2,739
INTEREST EXPENSE	               -	        (35)	      (56)	     (184)	     (360)
INTEREST AND DIVIDEND
  INCOME                     1,209	       894	       817	       505	       264
INCOME BEFORE PROVISION
  FOR INCOME TAXES	         10,104	     5,708	       221	     4,731      2,643
PROVISION FOR INCOME TAXES   4,003	     2,346    	    65	     1,779	       809
NET INCOME	                $ 6,101	   $ 3,362      	$156	    $2,952     $1,834
NET INCOME PER COMMON AND
  COMMON SHARE EQUIVALENT -
  FULLY DILUTED	             $1.07	     $ .60     	$ .03	     $ .53      $ .34
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING -
  FULLY DILUTED	             5,699	     5,611      5,415      5,604      5,354

BALANCE SHEET DATA       		     	              AS OF MARCH 31,
         			                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   1996   	  1995  	   1994 	    1993 		  1992
WORKING CAPITAL:
 CASH AND CASH EQUIVALENTS	      $ 8,706	  $ 9,035   $ 2,928 	 $ 5,022  $13,960
 INVESTMENTS, AVAILABLE-FOR-SALE 	12,532     9,153	   14,469	   12,609	       -
 INVENTORIES, NET	                72,297	   69,356    62,451	   65,474	  63,772
 ACCOUNTS RECEIVABLE AND
   OTHER CURRENT ASSETS	          65,767	   42,075	   28,569    25,125	  17,813
 CURRENT LIABILITIES	           (111,680)	( 88,794)	 (70,775)	 (71,129) (59,810)
TOTAL WORKING CAPITAL	            47,622	   40,825	   37,642    37,101	  35,735
TOTAL ASSETS	                    162,651	  133,131	  112,402	  112,231	  97,890
DEBT	                                  - 	       -         -	        -	       -
STOCKHOLDERS' EQUITY	            $50,971   $44,337 	$41,627  	$41,102 	$38,080
BOOK VALUE PER COMMON SHARE	     $  9.32 	 $  8.22  $  7.66  	$  7.65 	$  7.11

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

Net income for the fiscal year ended March 31, 1996 was $6,101,000, or $1.07 per share, on net sales of $365,499,000. This compares to net income of $3,362,000, or $0.60 per share, on net sales of $303,708,000 for the previous fiscal year.

The 20.3 percent increase in net sales was due primarily to (1) the Company being designated, effective June 1995, as primary book supplier to 65 additional SAM's Club locations and (2) an increase in the extent of the Company's participation in the book programs of SAM's Club and certain other customers beginning in August 1995, in part as a result of a competitor filing for bankruptcy protection. The sales growth was spread across most categories of books that the Company offers, with particularly strong increases in the computer and mass paperback categories.

The Company experienced a 24 percent rate of returns from customers in fiscal 1996 compared with 22 percent in fiscal 1995. To date, initiatives designed to reduce customer returns have fallen short of plan, but the Company continues to work with its customers and vendors to reduce the rate of returns. Reserves have been established based on management's best estimate of expected product returns.

Gross profit for fiscal 1996 reached $37,138,000, an increase of $8,206,000 from the fiscal 1995 level. As a percentage of sales, gross profit was 10.2 percent in fiscal 1996 compared with 9.5 percent in the previous fiscal year. The increase in the gross profit percent resulted primarily from an improved mix of higher margin titles and higher income from publisher incentive programs. These increases were offset, in part, by larger provisions for markdown expense than during the prior year on the Company's non-returnable inventory.

Distribution and administrative expenses increased to $28,243,000 for fiscal 1996 from $24,083,000 for fiscal 1995. As a percentage of sales, however, these expenses declined to 7.7 percent from 7.9 percent for the prior fiscal year. This improvement was the result of freight, facilities and labor efficiencies, stemming in part from the Company's move over the last several years to fewer, but larger warehouses as well as from reductions in certain negotiated freight rates. General and administrative expenses increased modestly as a percentage of sales, primarily as a result of higher corporate office staffing costs to handle increased sales volume from existing customers and costs associated with serving and obtaining new customers. The Company increased its accounts receivable reserve for adjustments and potential write-offs due, in part, to increased incidence of disputed items with customers. The Company's foreign exchange losses on the investment in its Mexican subsidiary increased from the prior year due to additional devaluation of the Mexican peso.

Interest and dividend income increased to $1,209,000 in fiscal 1996 from $894,000 in fiscal 1995 as a result of an increase in the Company's investment balances, as well as higher yields due to a greater proportion of taxable investment in the current fiscal year. Interest income was reduced in the previous year due to a provision for anticipated losses on preferred stock investments.

The Company's combined federal and state statutory tax rate is approximately
39 percent. Various adjustments, primarily due to the Company's loss on foreign operations, caused the fiscal 1996 provision for income taxes to be $4,003,000, or 40 percent of pre-tax income compared to $2,346,000, or 41 percent of pre-tax income in fiscal 1995.

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

	Gross profit for fiscal 1995 was $28,932,000, an increase of $6,911,000 from the fiscal 1994 level. As a percentage of sales, gross profit was 9.5 percent in fiscal 1995 compared to 8.3 percent in the prior fiscal year. The increase resulted, in part, from improved inventory management and the implementation of freight cost reduction programs offset, in part, by higher provisions for markdown expense.

	Distribution and administrative expenses increased to $24,083,000 in fiscal
1995 compared to $22,561,000 in fiscal 1994.  As a percentage of sales, however, these expenses declined to 7.9 percent compared to 8.5 percent in the prior fiscal year.  Increases in distribution expenses to handle higher shipment and customer return volumes and other compensation increases were offset, in part, by lower occupancy costs resulting from the consolidation of the Company's distribution center network and net revenues from the Company's promotional activities.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company experiences significant seasonal short-term swings in its cash position due to sales seasonality and to differences in timing of payments to its vendors and the receipt of payments from its customers. Cash flow has been historically greatest during the third fiscal quarter due to higher seasonal sales. As of March 31, 1996, the Company had $8,706,000 in cash and cash equivalents and $12,532,000 in short-term investments, available-for-sale. As of March 31, 1995, the Company had $9,035,000 in cash and cash equivalents, $9,153,000 in short-term investments and $1,012,000 in long-term investments, available for sale.

The working capital required to finance inventories is directly related to inventory turnover rate and trade credit terms provided by publishers. Trade credit terms from the Company's vendors did not change significantly during fiscal 1996. Inventory turnover rates increased from 4 times in fiscal 1995 to 4.5 times in fiscal 1996 due to improved inventory management.

The Company's fiscal year end receivable balances increased to $59,913,000 from $38,654,000 in the prior fiscal year primarily as a result of increased sales and to a lesser extent, a delay in receipt of certain customer payments and an increase in disputed items.

While inventory levels did not change significantly from year to year, accounts payable increased from $85,236,000 at March 31, 1995 to $104,626,000 at March 31, 1996. This increase was primarily due to an increase in purchases to support the higher sales level.

The Company has available at March 31, 1996 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at the prime rate (8.25 percent at March 31, 1996). While the Company did not utilize its line of credit during fiscal 1996 or fiscal 1995, the Company anticipates that it will be able to extend or replace its existing line of credit when it expires July 31, 1996.

The Company believes that its working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations.

IMPACT OF INFLATION
The Company has been subject to relatively low prevailing inflation rates in all countries in which it operates, with the exception of Mexico, during fiscal 1996, 1995 and 1994. The Company has generally been able to adjust its selling prices to offset increased costs of merchandise and expects to be able to continue to do so in the foreseeable future. The continued high rates of inflation in Mexico may cause further devaluation of the Company's investment in its Mexican operations.

STATEMENT OF PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934 which provide protection from liability in private lawsuits for "forward-looking" statements made by persons specified in the Act. The Company desires to take advantage of the "safe harbor" provisions of the Act.

The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the warehouse club and retail industries and their sensitivity to changes in general economic conditions, the Company's expansion plans, the results of financing efforts and other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results during fiscal 1997 and beyond and cause such results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	                                                        Page

Report of Independent Public Accountants					             15

Consolidated Balance Sheets							                        16

Consolidated Statements of Income						                   18

Consolidated Statements of Stockholders' Equity				       19

Consolidated Statements of Cash Flows					                20

Notes to Consolidated Financial Statements					           21




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Advanced Marketing Services, Inc.:

We have audited the accompanying consolidated balance sheets of ADVANCED MARKETING SERVICES, INC. (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to schedule to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                            								ARTHUR ANDERSEN LLP

San Diego, California
May 10, 1996



                         ADVANCED MARKETING SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                          AS OF MARCH 31, 1996 AND 1995

		                             						ASSETS


                                                    1996     	    1995
CURRENT ASSETS:                                        (IN THOUSANDS)
CASH AND CASH EQUIVALENTS 	                       $ 8,706	      $ 9,035

INVESTMENTS, AVAILABLE-FOR-SALE (NOTE 2) 	         12,532        	9,153

ACCOUNTS RECEIVABLE - TRADE, NET OF ALLOWANCES
 FOR UNCOLLECTIBLE ACCOUNTS AND SALES RETURNS
  OF $4,173,000 IN 1996 AND $2,532,000 IN 1995   	 57,700	       36,997

VENDOR AND OTHER RECEIVABLES	                       2,213        	1,657

INVENTORIES	                                       72,297       	69,356

DEFERRED INCOME TAXES (NOTE 4)                     	5,279        	3,111

PREPAID EXPENSES	                                     575	          310

  TOTAL CURRENT ASSETS	                           159,302	      129,619

PROPERTY AND EQUIPMENT, AT COST	                    7,837	        6,335
	LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION    4,769	        4,020
  NET PROPERTY AND EQUIPMENT	                       3,068	        2,315

INVESTMENTS, AVAILABLE-FOR-SALE (NOTE 2)	               -	        1,012

OTHER ASSETS	                                         281	          185

TOTAL ASSETS	                                    $162,651	     $133,131



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
 SHEETS.



                         ADVANCED MARKETING SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                          AS OF MARCH 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

		                                                  1996      	   1995
CURRENT LIABILITIES:                      	(IN  THOUSANDS, EXCEPT SHARE DATA)
ACCOUNTS PAYABLE	                                 $104,626 	    $ 85,236

ACCRUED LIABILITIES	                                 5,309 	       2,956

INCOME TAXES PAYABLE                                	1,745 	         602

  TOTAL CURRENT LIABILITIES	                       111,680    	 	 88,794

COMMITMENTS (NOTE 5)

STOCKHOLDERS' EQUITY (NOTE 7):

COMMON STOCK $.001 PAR VALUE, AUTHORIZED 20,000,000
	SHARES, ISSUED 6,174,000 SHARES IN 1996 AND
	6,103,000 SHARES IN 1995. OUTSTANDING: 5,466,000
	SHARES IN 1996 AND 5,395,000 SHARES IN 1995	            6 	           6

ADDITIONAL PAID-IN CAPITAL	                         25,968 	      25,519

RETAINED EARNINGS	                                  27,113       	21,012

UNREALIZED GAIN (LOSS) ON INVESTMENTS	                   8          	(46)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	               (94)        	(124)

LESS: TREASURY STOCK, 708,000 SHARES IN 1996
	  AND 1995, AT COST	                               (2,030)    	  (2,030)

	 TOTAL STOCKHOLDERS' EQUITY 	                      50,971     	  44,337

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	       $162,651     	$133,131

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.






                       ADVANCED MARKETING SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           1996         1995         1994
NET SALES		                              $365,499 	   $303,708  	  $264,518

COST OF GOODS SOLD		                      328,361     	274,776     	242,497

GROSS PROFIT	                             	37,138	      28,932 	     22,021

DISTRIBUTION AND ADMINISTRATIVE
	EXPENSES                                  28,243      	24,083       22,561

INCOME (LOSS) FROM OPERATIONS		             8,895       	4,849        	(540)

INTEREST EXPENSE		                             	-      	   (35)        	(56)

INTEREST AND DIVIDEND INCOME	               1,209     	    894       	  817

INCOME BEFORE PROVISION FOR
	INCOME TAXES		                            10,104	       5,708 	        221

PROVISION FOR INCOME TAXES (NOTE 4)        	4,003        2,346      	    65

NET INCOME                             	 	$ 6,101	     $ 3,362      $   156
NET INCOME PER COMMON AND
 COMMON SHARE EQUIVALENT:

		PRIMARY		                               $  1.09	     $   .60     	$   .03
		FULLY DILUTED		                         $  1.07	     $   .60 	    $   .03

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:

		PRIMARY		                                 5,619	       5,588	       5,415
		FULLY DILUTED	                           	5,699	       5,611	       5,415

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS


                          ADVANCED MARKETING SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)
                                                       FOREIGN
		          COMMON STOCK ADDITIONAL  	     UNREALIZED  CURRENCY
          		 OUTSTANDING	  PAID-IN RETAINED GAIN(LOSS)  TRANSL  TREASURY
        	  	SHARES AMOUNT  CAPITAL EARNINGS ON INVEST   ADJUST   STOCK    TOTAL
BALANCE,
MARCH 31,
1993	        5,370  $ 6   	$24,482  $17,494   $ --     $ --	    $(880)  $41,102
EXERCISE
OF OPTIONS
TO PURCHASE
COMMON STOCK  	 63 	 -- 	      369	      --     -- 	     --      	 -	       369
NET INCOME      -- 	 -- 	       --      156     --       --	       --     	 156
BALANCE,
MARCH 31,
1994	        5,433 	  6 	   24,851	  17,650 	   --       --      (880)	  41,627
EXERCISE OF
OPTIONS TO
PURCHASE
COMMON STOCK  	173   --       	668	      --  	  -- 	     --        -- 	     668
PURCHASE OF
TREASURY
STOCK	        (211)  --    	    --	      --     -- 	     --	   (1,150)	  (1,150)
UNREALIZED
(LOSS) ON
INVESTMENTS 	   --	  -- 	       --        --  	(46)      --	       --      	(46)
FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENT	     --   -- 	       --       	--   	--     (124)	      -- 	    (124)
NET INCOME 	    --	  -- 	       --	    3,362    --  	    -- 	      -- 	   3,362
BALANCE,
MARCH 31,
1995	        5,395	   6 	   25,519	   21,012   (46)	   (124)	  (2,030)   44,337
EXERCISE OF
OPTIONS TO
PURCHASE
COMMON STOCK 	  71   -- 	      449	       --	   -- 	     --   	    -- 	     449
UNREALIZED
GAIN ON
INVESTMENTS   	 --   --  	      -- 	      --	   54      	-- 	      -- 	      54
FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENT	     --   --       	 --       	--	   --       30 	      --      	 30
NET INCOME  	   --   -- 	       --     	6,101 	 -- 	     --	       --  	  6,101
BALANCE,
MARCH 31,
1996	        5,466  $ 6 	  $25,968	   $27,113 	$  8 	  $(94)	 $(2,030)  $50,971

THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.


                           ADVANCED MARKETING SERVICES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994
                                    (IN THOUSANDS)

                                                  1996 	    1995	     1994
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	                                     $ 6,101	  $ 3,362  	$   156
ADJUSTMENTS TO RECONCILE NET INCOME TO
	NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION	                    897 	     909    	  955
  PROVISION FOR UNCOLLECTIBLE ACCOUNTS
   AND SALES RETURNS	                             1,922 	     899   		  578
	 DEFERRED INCOME TAXES                         	(2,168)    	(490)	    (622)
  PROVISION FOR MARKDOWN OF INVENTORIES	          3,976  	  2,766 	   2,225
  CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) IN ACCOUNTS RECEIVABLE-TRADE	     (22,529)  (14,883)	  (2,507)
	  (INCREASE) DECREASE IN VENDOR AND OTHER
    RECEIVABLES 	                                  (547)	     437 		   (456)
   (INCREASE) DECREASE IN INVENTORIES	           (6,823)	  (9,952)	     798
   (INCREASE) DECREASE IN OTHER ASSETS	            (361)      293 		   (493)
   INCREASE (DECREASE) IN ACCOUNTS PAYABLE	      19,335   	18,068    	 (396)
   INCREASE (DECREASE) IN ACCRUED LIABILITIES     2,341 	    (191)		    292
   INCREASE (DECREASE) IN INCOME TAXES PAYABLE    1,140 	     310 		   (250)
 NET CASH PROVIDED BY OPERATING ACTIVITIES	       3,284 	   1,528 		    280
CASH FLOWS FROM INVESTING ACTIVITIES:
 PURCHASE/DISPOSAL OF PROPERTY AND
  EQUIPMENT, NET                                 (1,644)	  (1,057)	  (1,333)
 PURCHASE OF INVESTMENTS, AVAILABLE-FOR-SALE	   (31,535)	 (67,553)	 (34,271)
 SALE AND REDEMPTION OF INVESTMENTS,
  AVAILABLE-FOR-SALE	                            29,222   	73,361 	  32,861
 NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES	                          (3,957) 	  4,751 		 (2,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM EXERCISE OF OPTIONS AND
  RELATED TAX BENEFITS	                             449 	     668 		    369
 PURCHASE OF TREASURY STOCK	                         --   	(1,150)	      --
 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES	                             449 	    (482)	     369
EFFECT OF EXCHANGE RATE CHANGES ON CASH	           (105)      310 		     --
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS	                                (329)	   6,107   	(2,094)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	     9,035 	   2,928 	   5,022
CASH AND CASH EQUIVALENTS, END OF YEAR	         $ 8,706   $ 9,035 	 $ 2,928

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID DURING THE YEAR FOR:
          INTEREST	                             $    --	  $    35 		$    56
          INCOME TAXES	                         $ 4,927	  $ 2,355 		$   693

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.


                     ADVANCED MARKETING SERVICES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

	Advanced Marketing Services, Inc., a Delaware corporation, (the "Company") distributes general interest books, prerecorded audio cassettes (books on tape), CD ROM and video cassettes primarily to membership warehouse clubs and other specialty retailers. During fiscal 1994, the Company established subsidiaries in Mexico and the United Kingdom.

PRINCIPLES OF CONSOLIDATION

	The accompanying consolidated financial statements include the accounts of the
Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

	The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.  Cash equivalents consisting of money market funds totaled $5,046,000 and $6,839,000 as of March
31, 1996 and 1995, respectively.

INVESTMENTS, AVAILABLE-FOR-SALE

	Investments, available-for-sale consist principally of highly rated corporate and municipal bonds and preferred stock instruments.  The Company accounts for its investments in accordance with Statement of Financial Accounting Standards
No. 115 which requires the use of fair value accounting for debt and equity securities, except in those cases where there is a positive intent and ability to hold debt securities to maturity.  See Note 2.

CONCENTRATION OF CREDIT RISK

	The Company invests its excess cash in debt and equity instruments of financial institutions and corporations with strong credit ratings.  The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity.  These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

	Approximately 84 and 77 percent of the Company's accounts receivable balances at March 31, 1996 and 1995, respectively, were concentrated with two major customers in the warehouse club industry.

ACCOUNTS RECEIVABLE ALLOWANCES

	In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return.  On approximately 90 percent of the Company's purchases, the Company has the right to return unsold product to publishers.  The Company has provided allowances of $2,173,000 and
$1,593,000 as of March 31, 1996 and 1995, respectively, for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions.  The Company has also provided allowances for uncollectible trade accounts receivable of $2,000,000 and $939,000 as of March
31, 1996 and 1995, respectively.


VENDOR AND OTHER RECEIVABLES

	Vendor and other receivables primarily consist of amounts due from vendors for purchase rebates and for merchandise returned to vendors.

INVENTORIES

	Inventories consist primarily of books, CD-ROM and pre-recorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.  The Company's rights to return to publishers were limited or non-existent on approximately 27 and 30 percent of the Company's inventories at March 31, 1996 and 1995, respectively.

DEPRECIATION AND AMORTIZATION

	Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives (ranging from three to five years) of the assets.

SIGNIFICANT CUSTOMERS

	A substantial portion of the revenue earned by the Company is derived from a limited number of customers.  Two customers accounted for 41 and 42 percent of net sales in fiscal 1996, 46 and 39 percent of net sales in fiscal 1995 and 49 and 34 percent of net sales in fiscal 1994.  No other customers accounted for
10 percent or more of the Company's net sales during these years.

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

NEW ACCOUNTING PRONOUNCEMENTS

	The Company will adopt the following Statements of Financial Accounting Standards ("SFAS") in the year ending March 31, 1997.

	SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived
Assets to be Disposed Of" establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed
of.  Long-lived assets to be held and used by the Company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Long-lived assets to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell.  SFAS No. 121 is effective for the Company for the fiscal year ending March 31, 1997.  Management does not anticipate SFAS No. 121 to have a material effect on the Company's financial position or results of operations.

	SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans such as the Company's stock option plans described in Note 7.  SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation which results in a charge to income in the period the awards are granted.  As an alternative, SFAS No. 123 allows the continued use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") for measurement of employee stock-based compensation with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.  SFAS No. 123 is effective for awards granted in fiscal years that begin after December 15, 1994.  The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required pro forma disclosures in its consolidated financial statements for the year ending
March 31, 1997 as permitted by SFAS No.123.

RECLASSIFICATIONS

	Certain prior year amounts have been reclassified to conform with current year presentation.

2.	INVESTMENTS, AVAILABLE-FOR-SALE

	Investments, available-for-sale at March 31, 1996 and March 31, 1995 are as follows (in thousands):

                                      						MARCH 31, 1996

                                 					     GROSS	     GROSS
			                            AMORTIZED	UNREALIZED	UNREALIZED	ESTIMATED
                                 COST      GAINS      LOSSES  	FAIR VALUE
DEBT SECURITIES ISSUED
	BY STATES OF THE U.S.
	AND POLITICAL
	SUBDIVISIONS OF
	THE STATES	                   $12,524	     $  8      $  -      $12,532

			                                          MARCH 31, 1995

                                            GROSS	     GROSS
			                             AMORTIZED	UNREALIZED	UNREALIZED 	ESTIMATED
			                               COST      GAINS      LOSSES   	FAIR VALUE
MORTGAGE-BACKED
	SECURITIES	                    $ 3,201	     $ --	     $  48     $ 3,153

DEBT SECURITIES ISSUED
	BY STATES OF THE U.S.
	AND POLITICAL
	SUBDIVISIONS OF
	THE STATES	                      7,010 	       2   	      -   	   7,012
TOTAL                           $10,211	     $  2     	$  48    	$10,165

	Investments in debt securities issued by states of the U.S. and political subdivisions of the States as of March 31, 1996 in the amount of approximately $12,532,000 are scheduled to mature within one year.

	Proceeds from the sale of investments aggregated approximately $15,128,000 for year ended March 31, 1996.  The realized net loss on these sales totaled approximately $42,000.  Proceeds from the sale of investments during the same period of the previous year totaled approximately $3,340,000 on which a net loss of approximately $226,000 was realized.  The Company uses the specific identification method in determining cost on these investments.  The change in unrealized gain (loss) on investments was an increase (decrease) of approximately $54,000 and $(46,000) for the years ended March 31, 1996 and 1995.


3.	LINE OF CREDIT

	The Company had available at March 31, 1996 and 1995 an unsecured bank line of credit with a maximum borrowing limit of $10 million.  The interest rate is at prime (8.25  and 9 percent at March 31, 1996 and 1995, respectively). The
Company anticipates that it will be able to extend or replace its existing line of credit when it expires July 31, 1996.  As of and during the years ended March
31, 1996 and 1995, there were no outstanding borrowings on the Company's line of credit.

4.	INCOME TAXES

	The components of the provision for income taxes are as follows (in thousands):

                                 			   			YEAR ENDED MARCH 31,
			                                  1996   	    1995    	    1994
         CURRENT:
	            FEDERAL                $5,034 	    $2,282 	    $  546
	            STATE	                  1,137  	      554 	       141
         DEFERRED:
	            FEDERAL	               (1,775)	      (374)	      (536)
	            STATE              	     (393)       (116)       ( 86)

	                                 	 $4,003   	  $2,346     	$   65

	A reconciliation of the provision for income taxes at the statutory federal income tax rate of 34 percent to the effective tax provision as reported is as follows (in thousands):

                                    						YEAR ENDED MARCH 31,
		                                   1996   	     1995     	    1994
    TAXES AT STATUTORY
     FEDERAL RATE	                  $3,435    	  $1,941	      $   74
    STATE INCOME TAXES, NET
	    OF FEDERAL BENEFIT	               470  	       264  	        85
    TAX-EXEMPT INTEREST AND
    	DIVIDEND INCOME	                 (102)   	     (74)	        (93)
    LOSS ON FOREIGN
     OPERATIONS	                       186 	        131  	         -
    OTHER	                              14  	        84  	        (1)
                                 		 $4,003      	 $2,346  	   $   65

	The temporary differences which give rise to the deferred tax assets as of March 31, 1996 and 1995 are as follows (in thousands):

                                    						AS OF MARCH 31,
					                                    1996    		   1995
      INVENTORY RESERVES	              $ 2,519	     $ 2,016
      ALLOWANCES FOR SALES
	      RETURNS AND
	      UNCOLLECTIBLE ACCOUNTS	           1,360    	     732
      DEPRECIATION AND
	      AMORTIZATION	                       218      	   163
      VACATION PAY AND ACCRUED
	      COMPENSATION	                        47	          52
      ACCOUNTS PAYABLE ACCRUALS	         1,014	          --
      OTHER	                               121	         148
		                                     $ 5,279	     $ 3,111

5.	COMMITMENTS

	The Company leases its facilities and certain equipment under non-cancelable operating leases.  Rental expense for the years ended March 31, 1996, 1995 and
1994 was $2,834,000, $2,641,000 and $3,002,000, respectively.  The leases have initial expiration dates ranging from 1996 to 2001.  Certain of the leases contain renewal options, termination options and periodic adjustment of the minimum monthly rental payment based upon
increases in the Consumer Price Index.

	At March 31, 1996, the aggregate future minimum rentals are as follows (in thousands):

              		YEAR ENDING MARCH 31, 	     	AMOUNT
	                      1997	                 $2,565
	                      1998	                  2,952
	                      1999                  	1,190
                      	2000	                    829
	                      2001                    	681
			                                          $8,217

6.	EMPLOYEE BENEFIT PLANS

	The Company has a qualified 401(k) profit-sharing plan covering substantially all of its employees.  The Company matches, at a 25 percent rate, associates'
contributions up to 4 percent of compensation.  In fiscal years 1996, 1995 and
1994, the Company's matching contributions equaled $45,000, $43,000 and $46,000, respectively.  The plan also provides for discretionary Company contributions as approved by the Board of Directors.  Contributions of $251,000 and $149,000 for
the years ended March 31, 1996 and 1995, respectively, are included in the accompanying statements of income.  The Board did not authorize such a contribution for the year ended March 31, 1994.

	On March 1, 1996, the Company introduced a deferred compensation plan which permits eligible employees and officers to defer a portion of their compensation and requires the Company to provide certain matching amounts as defined in the plan.

7.	STOCK OPTION PLANS

	In addition to the 1987 stock option plan, on July 27, 1995, the Company's shareholders approved the 1995 stock option plan under which certain options were previously granted subject to such approval. The two stock option plans ("the Plans") provide for the granting of incentive stock options or nonqualified stock options to employees and directors of the Company.
Nonemployee directors are only eligible to be granted nonqualified stock options. Incentive stock options may be granted at prices not less than 100% of the fair market value of such shares at the date of grant (110% with respect to optionees who are 10% or more stockholders of the Company). Nonqualified options may be granted at prices not less than 85% of the fair market value of such shares at the date of grant. Options granted under the Plans become exercisable in installments as determined by the Board of Directors. There are 676,000 shares issuable under the 1987 plan and 400,000 shares issuable under the 1995 plan. The expiration date of the options is determined by the Board of Directors and does not exceed 10 years for incentive options (5 years with respect to optionees who are 10% or more stockholders of the Company) and 10 years and 1 day for nonqualified options.

	The changes in the number of common shares under option for the years ended
March 31, 1994, 1995, and 1996 are summarized as follows:

                                        1995 PLAN               1987 PLAN
		                                 NUMBER OF 	         	 	 NUMBER OF
		                                   SHARES		PRICE RANGE	    SHARES	 PRICE RANGE
OUTSTANDING AS OF MARCH 31, 1993 	     --	      	---		      560,130		1.70 - 5.10
	EXERCISED	                            --     			---		       63,600	 4.78 - 5.10
	FORFEITED	                            -- 	    		---		       38,500	 4.78 - 5.10
OUTSTANDING AS OF MARCH 31, 1994     	 --     			---	       458,030  1.70 - 5.10
	GRANTED		                        	150,000			   5.42	        95,000  5.00 - 5.20
	EXERCISED		                           --		      ---	      	173,120	 2.02 - 4.78
	FORFEITED	                            --	     		---	     	  25,000	 4.78 - 5.20
OUTSTANDING AS OF MARCH 31, 1995  	150,000	   		5.42      		354,910  1.70 - 5.20
	GRANTED	                           81,500 	7.44 - 11.16    	39,500	 4.57 -11.16
	EXERCISED	                            --	      	---        	70,920 	1.70 - 5.20
	FORFEITED	                            --	      	---        	13,700 	4.78 - 5.20
OUTSTANDING AS OF MARCH 31, 1996  	231,500 	5.42 - 11.16   	309,790	 2.02 -11.16
EXERCISABLE AS OF MARCH 31, 1996   	30,000 	    5.42       	215,690	 2.02 - 5.20


8.	SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

		                          				         QUARTERS (YEARS ENDED MARCH 31)
						                                   1st  		  2nd 		   3rd  		  4th
						                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
FISCAL 1996
	NET SALES	                           $76,040 	 $90,318	  $121,396 	 $77,745
	COST OF SALES	                        68,639	   81,604	   109,014   	69,104
	NET INCOME	                              754	    1,765	     2,904	      678
	NET INCOME PER COMMON
		AND COMMON SHARE EQUIVALENT:
			PRIMARY	                           $   .14	  $   .32 	  $   .52   $   .12
			FULLY DILUTED	                     $   .14	  $   .32	   $   .51	  $   .12
	WEIGHTED AVERAGE NUMBER OF
		COMMON AND COMMON SHARE
		 EQUIVALENTS OUTSTANDING:
			 PRIMARY	                            5,519	    5,568	     5,637	    5,700
			 FULLY DILUTED	                      5,544    	5,591     	5,671    	5,714

FISCAL 1995
	NET SALES	                           $76,816  	$76,653   	$91,226	  $59,013
	COST OF SALES	                        70,053   	69,962    	82,390   	52,371
	NET INCOME	                              655      	575     	1,683      	449
	NET INCOME PER COMMON
		AND COMMON SHARE EQUIVALENT:
			PRIMARY	                           $   .12 	 $   .10	   $   .30   $   .08
			FULLY DILUTED	                     $   .12 	 $   .10	   $   .30	  $   .08
	WEIGHTED AVERAGE NUMBER OF
		COMMON AND COMMON SHARE
		 EQUIVALENTS OUTSTANDING:
			 PRIMARY	                            5,564 	   5,622	     5,644	    5,533
	   FULLY DILUTED	                      5,558 	   5,655	     5,636	    5,556

FISCAL 1994
	NET SALES	                           $48,356  	$64,115	   $91,532	  $60,515
	COST OF SALES	                        44,029   	58,504	    84,137	   55,827
	NET INCOME (LOSS)	                      (132)	     162	     1,263	   (1,137)
	NET INCOME (LOSS) PER COMMON
		AND COMMON SHARE EQUIVALENT:
			PRIMARY	                           $  (.02)	 $   .03	   $   .22   $  (.21)
			FULLY DILUTED	                     $  (.02)	 $   .03	   $   .22	  $  (.21)
	WEIGHTED AVERAGE NUMBER OF
		COMMON AND COMMON SHARE
	 	EQUIVALENTS OUTSTANDING:
		 	PRIMARY	                            5,388	    5,652     	5,629    	5,430
			 FULLY DILUTED	                      5,388    	5,631	     5,625	    5,430

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

	Not applicable

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the "Security Ownership of Certain Beneficial
Owners and Management," "Management," "Executive Compensation - Summary of Cash and Other Compensation," "- Option Grants" and "- Option Exercises and
Holdings,"  "Certain Transactions" and "Compliance with Section 16(a) of
Exchange Act" sections of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on June 21, 1996.

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)	1. 	See Index to Consolidated Financial Statements contained in Item 8 herein.

		   2. 	See Index to Schedule to Consolidated Financial Statements included herein.

		   3. 	See Item 14(c) for Index of Exhibits.

	(b) 	   No reports on Form 8-K filed during the fourth quarter ended
          March 31, 1996.

 (c)	    Exhibits

		  3.1 	Registrant's Certificate of Incorporation, as amended. (1)

		  3.2	 Registrant's Bylaws, as amended. (1)

		 10.1	 1987 Stock Option Plan (2)

		 10.2	 Employee Profit-Sharing Plan (3)

		 10.3 	1995 Stock Option Plan (4)

	 	11.0 	Statement re Computation of Per Share Earnings

		 21.0 	Subsidiaries of the Registrant

		 23.1 	Consent of Arthur Andersen LLP

   27.0  Financial Data Schedule

	(d)	    The required financial statement schedules are listed on the Index to
          Schedule to Consolidated Financial Statements included herein.
___________________________

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
          (File No. 0-16002) for the fiscal year ended March 31, 1992, as filed on June 26, 1992.

	(3)	   	Incorporated by reference to Registrant's Registration Statement on
          Form S-1 (File No. 33-14596) filed on May 28, 1987.

	(4)    	Incorporated by reference to Registrant's Registration Statement on
          Form S-8 (File No. 333-01155 filed on February 22, 1996.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANCED MARKETING SERVICES, INC.

Date:	 July 1, 1996                     	By:	/s/ Charles C. Tillinghast, III
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

Date:	July 1, 1996	                      By:	/s/ Charles C. Tillinghast, III
				                                         Charles C. Tillinghast, III
				                                         Chief Executive Officer, Chairman
				                                          of the Board and Director
	                                          		(Principal Executive Officer)

Date:	July 1, 1996                      	By:	/s/ Michael M. Nicita
			                                         	Michael M. Nicita
                                         				Director

Date:	July 1, 1996                      	By:	/s/ Loren C. Paulsen
					                                        Loren C. Paulsen
		                                         		Director

Date:	July 1, 1996	                      By:	/s/ Jonathan S. Fish
				                                         Jonathan S. Fish
				                                         Chief Financial Officer and
                                        					Executive Vice President-Finance
	                                        				(Principal Financial and
                                              Accounting Officer)

Date:	July 1, 1996	                      By:	/s/ James A. Leidich
				                                         James A. Leidich
				                                         Director

Date:	July 1, 1996                      	By:	/s/ E. William Swanson, Jr.
		                                         		E. William Swanson, Jr.
		                                         		Director

Date:	July 1, 1996                      	By:	/s/ Trygve E. Myhren
				                                        	Trygve E. Myhren
					                                        Director

Date:	July 1, 1996	                      By:	/s/ Lynn S. Dawson
				                                        	Lynn S. Dawson
		                                        			Director

Date:	July 1, 1996                      	By:	/s/ Robert F. Bartlett
					                                        Robert F. Bartlett
					                                        Director



                          ADVANCED MARKETING SERVICES, INC.

                INDEX TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

		                                                             						Page

      Schedule:

	           II	Valuation and Qualifying Accounts				                 	32


	All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements of Advanced Marketing Services, Inc. or in the notes thereto.


                                     SCHEDULE II

                         ADVANCED MARKETING SERVICES, INC.

                         VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                   (In Thousands)

                              Balance at	   Additions		              Balance at
	                             beginning	     charged	                 	end of
                             	of period    	to income 	 Deductions	    period
1994

Allowance for uncollectible
 accounts	and sales returns     $1,463	      $  578	      $   55	      $1,986

Reserve for markdown
 of inventory	                  $4,346	      $2,225	      $1,848	      $4,723

1995

Allowance for uncollectible
 accounts and sales returns	    $1,986	      $  899	      $  353      	$2,532

Reserve for markdown
 of inventory	                  $4,723	      $2,766	      $2,585	      $4,904


1996

Allowance for uncollectible
 accounts and sales returns	    $2,532	      $2,049	      $  408	      $4,173

Reserve for markdown
 of inventory	                  $4,904	      $4,010	      $3,027	      $5,887


Exhibit 11.0


                           ADVANCED MARKETING SERVICES, INC.

                    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                   FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                      (UNAUDITED)

                         (in thousands except per share data)

		                                             1996    	  1995     	 1994
NET SALES	                                    $6,101	    $3,362	    $  156

WEIGHTED AVERAGE NUMBER OF COMMON AND
	COMMON SHARE EQUIVALENTS OUTSTANDING:

Weighted average shares outstanding 	          5,424	     5,434	     5,415

Weighted average common share
	equivalents-dilutive stock options:

		Primary	                                       195	       154	         -
		Fully Diluted	                                 275	       177	         -

Total Weighted Average Common and
 Common Equivalent Shares:

		Primary	                                     5,619	     5,588	     5,415
		Fully Diluted	                               5,699	     5,611    	 5,415

NET INCOME PER COMMON AND
	COMMON SHARE EQUIVALENT:

		Primary	                                    $ 1.09	    $  .60	    $  .03
		Fully Diluted	                              $ 1.07	    $  .60	    $  .03

_____________________________
In fiscal year 1994, dilutive common stock equivalents resulted in less than a 3% change in earnings per share (EPS) and therefore are excluded from the calculation of EPS. Furthermore, the effects of all anti-dilutive common stock equivalents are also excluded from the calculation of EPS.


Exhibit 21.0

Subsidiaries of the Registrant

	Advanced Marketing (UK) Limited - England
	Advanced Marketing S. de R.L. de C.V. - Mexico
	Advanced Marketing Services Investments, Inc. - California


Exhibit 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statements, File Nos. 33-30467, 33-43792 and 333-01155.


San Diego, California	            ARTHUR ANDERSEN LLP
June 27, 1996