Form 10-Q
period 1996-06-29
ADVANCED MARKETING SERVICES INC
filed 1996-08-13
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended June 29, 1996

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

  The number of shares of the Registrant's Common Stock outstanding as of July 31, 1996 was 5,470,799.



                     	ADVANCED MARKETING SERVICES, INC.
                      	Quarterly Report on Form 10-Q
	                              June 29, 1996


                                  	INDEX


                                                                         	Page
	                                                                       Number
PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	  June 29, 1996 (Unaudited), March 31, 1996 and
                 July 1, 1995 (Unaudited)	                               3 - 4

	Consolidated Statements of Income (Unaudited)
	  Three months ended June 29, 1996 and
                 July 1, 1995	                                               5

	Consolidated Statements of Cash Flows (Unaudited)
	  Three months ended June 29, 1996 and
	    July 1, 1995	                                                           6

	Notes to Consolidated Financial Statements	                             7 - 8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	                              9


PART II. OTHER INFORMATION                                                  10


SIGNATURES                                    	                             10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (See Note 1 for basis of presentation)

                        	ADVANCED MARKETING SERVICES, INC.

                          	CONSOLIDATED BALANCE SHEETS

                                    	ASSETS

		                                                          AS OF
                   			                         JUNE 29,	   MARCH 31,   JULY 1,
			                                              1996	       1996        1995
		                                           (UNAUDITED)	            (UNAUDITED)
CURRENT ASSETS:	                              (IN THOUSANDS EXCEPT SHARE DATA)
CASH AND CASH EQUIVALENTS                     $    490    $  8,706    $  7,306

INVESTMENTS, AVAILABLE-FOR-SALE                 14,870      12,532       9,372

ACCOUNTS RECEIVABLE - TRADE, NET OF
ALLOWANCES FOR UNCOLLECTIBLE
ACCOUNTS AND SALES RETURNS OF $4,152,000
AT JUNE 29, 1996, $4,173,000 AT MARCH 31,
1996 AND $2,625,000 AT JULY 1, 1995             63,032      57,700      42,698

VENDOR AND OTHER RECEIVABLES                     1,369       2,213       2,053

INVENTORIES, NET                                82,971      72,297      73,401

DEFERRED INCOME TAXES                            5,533       5,279       3,801

PREPAID EXPENSES                                   586         575         769

      TOTAL CURRENT ASSETS                     168,851     159,302     139,400

PROPERTY AND EQUIPMENT, AT COST                  8,486       7,837       6,503

LESS - ACCUMULATED DEPRECIATION AND
AMORTIZATION                                     5,018       4,769       4,269

     NET PROPERTY AND EQUIPMENT                  3,468       3,068       2,234

INVESTMENTS, AVAILABLE-FOR-SALE                    915          --          --

OTHER ASSETS                                       610         281         189

TOTAL ASSETS                                  $173,844    $162,651    $141,823

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS

                         	ADVANCED MARKETING SERVICES, INC.

                           	CONSOLIDATED BALANCE SHEETS

                       	LIABILITIES AND STOCKHOLDERS' EQUITY

		                                                       AS OF
		                                         JUNE 29,     MARCH 31,     JULY 1,
                       		                    1996	        1996          1995
             		                          (UNAUDITED)       	       (UNAUDITED)
CURRENT LIABILITIES:	                       (IN THOUSANDS EXCEPT SHARE DATA)
ACCOUNTS PAYABLE                            $116,085      $104,626    $ 92,692

ACCRUED LIABILITIES                            4,156         5,309       2,453

INCOME TAXES PAYABLE                           1,377         1,745       1,524

     TOTAL CURRENT LIABILITIES               121,618       111,680      96,669

STOCKHOLDERS EQUITY:

COMMON STOCK, $.001 PAR VALUE, AUTHORIZED
20,000,000 SHARES, ISSUED 6,178,000 SHARES
AT JUNE 29, 1996, 6,174,000 SHARES AT MARCH
31, 1996 AND 6,117,000 SHARES AT JULY 1, 1996      6             6           6

ADDITIONAL PAID IN CAPITAL                    26,004        25,968      25,563

RETAINED EARNINGS                             28,340        27,113      21,766

UNREALIZED GAIN (LOSS) ON INVESTMENTS             --             8         (27)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT          (94)          (94)       (124)

LESS: TREASURY STOCK,708,000 SHARES,AT COST   (2,030)       (2,030)     (2,030)

     TOTAL STOCKHOLDERS' EQUITY               52,226        50,971      45,154

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                      $173,844      $162,651    $141,823


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                       	ADVANCED MARKETING SERVICES, INC.

                       	CONSOLIDATED STATEMENTS OF INCOME

                                  	(UNAUDITED)

                     	(IN THOUSANDS, EXCEPT PER SHARE DATA)

		                                                  THREE MONTHS ENDED
      		                                        JUNE 29,             JULY 1,
         		                                       1996                1995
NET SALES                                       $ 97,797            $ 76,040

COST OF GOOD SOLD                                 88,612              68,639

  GROSS PROFIT                                     9,185               7,401

DISTRIBUTION AND ADMINISTRATIVE EXPENSES           7,481               6,458

  INCOME FROM OPERATIONS                           1,704                 943

INTEREST AND DIVIDEND INCOME                         234                 285

  INCOME BEFORE PROVISION FOR INCOME TAXES         1,938               1,228

PROVISION FOR INCOME TAXES                           711                 474

  NET INCOME                                    $  1,227            $    754

  NET INCOME PER COMMON AND COMMON SHARE
    EQUIVALENT

    	PRIMARY                                    $    .21            $    .14
    	FULLY DILUTED                              $    .21            $    .14

  WEIGHTED AVERAGE NUMBER OF SHARES:

     PRIMARY                                       5,746               5,519
    	FULLY DILUTED                                 5,749               5,544


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          	ADVANCED MARKETING SERVICES, INC.

                        	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     	(UNAUDITED)

                                   	(IN THOUSANDS)

         		                                             THREE MONTHS ENDED
		                                                  JUNE 29,          JULY 1,
                              	 	                     1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                       $ 1,227           $   754
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH USED IN OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                         289               255
  PROVISION FOR UNCOLLECTIBLE ACCOUNTS
     AND SALES RETURNS                                  127               105
  PROVISION FOR MARKDOWN OF INVENTORY	                  475	              222
  DEFERRED INCOME TAXES                                (254)             (690)
  CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN ACCOUNTS RECEIVABLE - TRADE        (5,459)           (5,806)
     (INCREASE) DECREASE IN VENDOR AND
        OTHER RECEIVABLES                               844              (396)
      INCREASE IN INVENTORIES                       (11,149)           (4,267)
      INCREASE ACCOUNTS PAYABLE                      11,459             7,456
      DECREASE IN ACCRUED LIABILITIES                (1,153)             (503)
      INCREASE (DECREASE) IN INCOME TAXES PAYABLE      (368)              922
      INCREASE IN PREPAID EXPENSES AND OTHER ASSETS    (339)             (463)

   NET CASH USED IN OPERATING ACTIVITIES             (4,301)           (2,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE/DISPOSAL OF PROPERTY AND EQUIPMENT, NET     (689)             (174)
  PURCHASE OF INVESTMENTS, AVAILABLE-FOR-SALE       (34,570)          (10,585)
  SALE AND REDEMPTION OF INVESTMENTS,
    AVAILABLE-FOR-SALE                               31,308            11,397

   NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                      (3,951)              638

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM EXERCISE OF OPTIONS AND RELATED
    TAX BENEFITS                                         36                44

    NET CASH PROVIDED BY FINANCING ACTIVITIES            36                44

DECREASE IN CASH AND CASH EQUIVALENTS                (8,216)           (1,729)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        8,706             9,035

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   490           $ 7,306

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                     	ADVANCED MARKETING SERVICES, INC.
	                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                               (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements presented herein as of and for the three months ended June 29, 1996 and July 1, 1995 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange
Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

The results of operations for the three month period ended June 29, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

3. INVESTMENTS, AVAILABLE-FOR-SALE

"Investments, available-for-sale" consist principally of highly rated municipal bonds and funds held in managed investment funds.

The cost and estimated fair market value of investments at June 29, 1996 and July 1, 1995 are as follows (in thousands):

                                --------------  June 29, 1996 ----------------
                                            Gross       Gross
                                Amortized   Unrealized  Unrealized  Estimated
                                Cost        Gains       Losses      Fair Value
Debt Securities issued
by States of the U.S.
and political subdivisions
of the States                   $15,785             7           7      $15,785
                                =======       =======     =======    =========


                                                                  Page 7 of 10

                                ---------------  July 1, 1995 ---------------
                                            Gross       Gross
                                Amortized  Unrealized  Unrealized  Estimated
                                Cost       Gains       Losses      Fair Value
Mortgage-Backed Securities      $ 2,898             -     $    34     $ 2,864

Debt Securities issued
by States of the U.S.
and political subdivisions
of the States                     6,501             7           -       6,508
                                -------      --------     -------     -------
                                $ 9,399      $      7     $    34     $ 9,372
                                =======      ========     =======     =======

As of June 29, 1996 investments in debt securities issued by states of the U.S. and political subdivisions of the States in the amount of $14,870,760 are scheduled to mature within one year and $914,683 are scheduled to mature within 2 years.

Proceeds from the sale of investments aggregated $29,307,888 for the quarter ended June 29, 1996 and $6,000,000 for the quarter ended July 1, 1995. There was no gain or loss realized for the first quarter of fiscal 1997 or for the first quarter of fiscal 1996. The Company uses the specific identification method in determining cost on these investments. The increase in unrealized loss on investments was approximately $7,000 and the decrease in unrealized gain on investments was approximately $1,000 for the quarter ended June 29, 1996.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $2,173,000 as of June 29, 1996, $2,173,000 as of March 31, 1996 and $1,593,000 as of July 1, 1995 for the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at June 29, 1996 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.25 percent at June 29, 1996). The line of credit expires July 31, 1998. As of June 29, 1996 and July 1, 1995, there were no outstanding borrowings on the line of credit.

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

9. EMPLOYEE STOCK OPTION PLAN

Nonqualified options to purchase an aggregate of 534,090 shares of common stock were outstanding as of June 29, 1996.  The outstanding options were at prices ranging from $2.02 to $11.16 per share.
                                                                 	Page 8 of 10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Three Month Periods Ended June 29, 1996 and July 1, 1995:

During the three months ended June 29, 1995, the Company reported net income of $1,227,000, or $.21 per share, compared with net income of $754,000, or $.14 per share, for the corresponding quarter of the previous year.

Net sales for the quarter increased nearly 29 percent to $97,797,000 compared to $76,040,000 in the previous year's first quarter. The increase in net sales was due in part to improved comparable retail sales recorded by the Company's warehouse club customers during the quarter. Sales were particularly strong in the bestseller and mass paperback categories. In addition, the Company was designated as the primary book supplier to 65 additional Sam's Club locations, commencing in late June 1995; therefore last year's first quarter was not significantly impacted by these additional locations.

During the first three months of fiscal 1997, gross profit increased to $9,185,000 from $7,401,000 in the first quarter of the previous fiscal year. Gross profit as a percentage of net sales was 9.4 percent compared with 9.7 percent in the same period last year. The shift of the Company's sales mix toward the lower margin bestseller and paperback categories modestly reduced the gross profit percentage. This decline was partially offset by higher income from publisher's incentive plans.

Distribution and administrative expenses for the quarter ended June 29, 1996 totaled $7,481,000, or 7.7 percent of net sales, compared to $6,458,000, or
8.5 percent of net sales, in the same quarter of the previous year. Continuing efficiencies in the distribution centers contributed to the decline in these expenses as a percentage of sales. Administrative expenses increased in dollars, but declined as a percentage of sales, as a result of the increased expenses incurred to handle the Company's increased sales volume and to expand its customer base.

Interest and dividend income decreased to $234,000 in the period from $285,000 in the corresponding period of the previous year. This decrease was the result of lower yields due to a greater proportion of tax exempt investment in the current fiscal quarter.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the quarter ended June 29, 1996, $4,301,000 of net cash was used in operating activities. Net cash used in operating activities in the same period of the prior year was $2,411,000. The Company's cash and investments decreased by $403,000 compared to July 1, 1995 primarily due to an increase in accounts receivable. Trade accounts receivable increased $20,334,000 compared to one year ago due primarily to increased sales and, to a lesser extent, a delay in receipt of certain customer payments and an increase in disputed items. Trade accounts receivable increased $5,332,000 compared to March 31, 1996 due to increased sales. Inventory increased $9,570,000 compared to July 1, 1995 and $10,674,000 compared to March 31, 1996 to support sales growth. The increase in inventory was more than offset by an increase in accounts payable of $11,459,000 and $23,393,000 compared to March 31, 1996 and July 1, 1995, respectively.

The funds used in operating activities were financed primarily by a decrease in cash and cash equivalents in the quarter ended June 29, 1996.

Working capital was $47,233,000 as of June 29, 1996 compared to the July 1, 1995 level of $42,731,000 and the March 31, 1996 balance of $47,622,000. The increase compared to July 1, 1995 was primarily a result of increases in net operating current assets.

The Company had available at June 29, 1996 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.25 percent at June 29, 1996). The line of credit expires July 31, 1998. As of June 29, 1996 and July 1, 1995, there were no outstanding borrowings on the line of credit.

The Company believes that its working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated levels of operations.

                                                                  Page 9 of 10


PART II.  OTHER INFORMATION

ITEMS 1-3.  NOT APPLICABLE

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders was convened on July 25, 1996. Robert F. Bartlett (4,682,203 votes for; 6,800 abstain/withheld), Lynn S. Dawson (4,682,203 votes for; 6,800 abstain/withheld) and Trygve E. Myhren (4,682,203 votes for; 6,800 abstain/withheld) were elected as Class C directors each to serve a three-year term, and will serve until their respective successors are elected and qualified.

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

		ADVANCED MARKETING SERVICES, INC.
		          (Registrant)


      August 13, 1996                    	By: /s/ Charles C. Tillinghast, III
            Date                              Charles C. Tillinghast, III
		                                            Chief Executive Officer,  Chairman
		                                            (Principal Executive Officer)



      August 13, 1996                    	By: /s/ Jonathan S. Fish
             Date	    	                       Jonathan S. Fish
		                                            Chief Financial and
		                                            Accounting Officer, Executive
		                                            Vice President - Finance
		                                            (Principal Financial and
		                                            Accounting Officer)









                                                              			Page 10 of 10

Exhibit 11.0


                         	ADVANCED MARKETING SERVICES, INC.

                  	STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                   	(UNAUDITED)

                     	(IN THOUSANDS, EXCEPT PER SHARE DATA)

  		                                                  THREE MONTHS ENDED
		                                                JUNE 29,          JULY 1,
		                                                  1996             1995
NET INCOME                                         $1,227          $   754

WEIGHTED AVERAGE COMMON AND COMMON SHARE
  EQUIVALENTS

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               5,468            5,398

 WEIGHTED AVERAGE COMMON SHARE
   EQUIVALENTS-DILUTIVE STOCK OPTIONS:

   	 PRIMARY                                          278              121
	    FULLY DILUTED                                    281              146

  TOTAL WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES:

    	 PRIMARY                                       5,746            5,519
	     FULLY DILUTED                                 5,749            5,544

NET INCOME PER COMMON AND
  COMMON SHARE EQUIVALENT:

  	 PRIMARY                                      $    .21         $    .14
	   FULLY DILUTED                                $    .21         $    .14


Common share equivalents (for AMS outstanding stock options) are excluded from earnings per share calculations when antidilutive.