Form 10-Q
period 1996-09-28
ADVANCED MARKETING SERVICES INC
filed 1996-11-13
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]	    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                For the quarterly period ended September 28, 1996

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


   The number of shares of the Registrant's Common Stock outstanding as of
                    October 31, 1996 was 5,472,099.



                     ADVANCED MARKETING SERVICES, INC.
                       Quarterly Report on Form 10-Q
                            September 28, 1996


                                  INDEX


                                                                      	  Page
	                                                                      Number
PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	  September 28, 1996 (Unaudited), March 31, 1996 and
                 September 30, 1995 (Unaudited)	                        3 - 4

	Consolidated Statements of Income (Unaudited)
	  Three months and six months ended September 28, 1996 and
                 September 30, 1995	                                         5

	Consolidated Statements of Cash Flows (Unaudited)
	  Six months ended September 28, 1996 and
	  September 30, 1995	                                                       6

	Notes to Consolidated Financial Statements	                             7 - 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	                        10 - 11


PART II. OTHER INFORMATION	                                                 12


SIGNATURES                                                       	          12











                                                              				Page 2 of 12


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (See Note 1 for basis of presentation)

                         	ADVANCED MARKETING SERVICES, INC.
                           	CONSOLIDATED BALANCE SHEETS
                                    	ASSETS

        		                            ----------------  AS OF  ----------------
                                      SEPTEMBER 28,    MARCH 31	  SEPTEMBER 30,
		                                        1996	          1996          1995
             		                        (UNAUDITED)	                (UNAUDITED)
CURRENT ASSETS:	                         (IN THOUSANDS EXCEPT SHARE DATA)
CASH AND CASH EQUIVALENTS               $   6,694      $  8,706      $  3,099

INVESTMENTS, AVAILABLE-FOR-SALE             4,963        12,532        11,960

ACCOUNTS RECEIVABLE - TRADE, NET OF
ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS
AND SALES RETURNS OF $4,878,000 AT
SEPTEMBER 28, 1996, $4,173,000 AT
MARCH 31, 1996 AND $3,142,000 AT
SEPTEMBER 30, 1995                        77,146        57,700        63,572

VENDOR AND OTHER RECEIVABLES               2,620         2,213         1,110

INVENTORIES, NET                         110,041        72,297       111,419

DEFERRED INCOME TAXES                      5,779         5,279         3,562

PREPAID EXPENSES                             637           575           586

      TOTAL CURRENT ASSETS               207,880       159,302       195,308

PROPERTY AND EQUIPMENT, AT COST            8,909         7,837         6,613

LESS - ACCUMULATED DEPRECIATION AND
AMORTIZATION                               5,162         4,769         4,472

     NET PROPERTY AND EQUIPMENT            3,747         3,068         2,141

INVESTMENTS, AVAILABLE-FOR-SALE              912            --            --

OTHER ASSETS                                 719           281           191

TOTAL ASSETS                            $213,258      $162,651      $197,640

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS
                                                                  Page 3 of 12

                       	ADVANCED MARKETING SERVICES, INC.
                         	CONSOLIDATED BALANCE SHEETS
                      	LIABILITIES AND STOCKHOLDERS' EQUITY

		                                                     AS OF
                                     SEPTEMBER 28,    MARCH 31,   SEPTEMBER 30,
                                 		      1996           1996          1995
                         		           (UNAUDITED	                  (UNAUDITED)
CURRENT LIABILITIES:	                      (IN THOUSANDS EXCEPT SHARE DATA)
ACCOUNTS PAYABLE                        $152,348       $104,626     $ 146,303

ACCRUED LIABILITIES                        5,857          5,309         3,434

INCOME TAXES PAYABLE                       1,151          1,745           963

     TOTAL CURRENT LIABILITIES           159,356        111,680       150,700

STOCKHOLDERS' EQUITY:

COMMON STOCK, $.001 PAR VALUE,
AUTHORIZED 20,000,000 SHARES, ISSUED
6,179,000 SHARES AT SEPTEMBER 28, 1996,
6,174,000 SHARES AT MARCH 31, 1996 AND
6,117,000 SHARES AT SEPTEMBER 30, 1995         6              6             6

ADDITIONAL PAID IN CAPITAL                25,977         25,968        25,585

RETAINED EARNINGS                         30,039         27,113        23,531

UNREALIZED GAIN (LOSS) ON INVESTMENTS         (2)             8           (28)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT      (88)           (94)         (124)

LESS: TREASURY STOCK, 708,000 SHARES,
      AT COST                             (2,030)        (2,030)       (2,030)

     TOTAL STOCKHOLDERS EQUITY            53,902         50,971        46,940

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $213,258       $162,651      $197,640


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.
                                                                  Page 4 of 12

                       	ADVANCED MARKETING SERVICES, INC.
                      	CONSOLIDATED STATEMENTS OF INCOME
                                 	(UNAUDITED)
                     	(IN THOUSANDS, EXCEPT PER SHARE DATA)

                  		         THREE MONTHS ENDED	           SIX MONTHS ENDED
           		              SEPT 28,        SEPT 30,      SEPT 28,    SEPT 30,
           		                1996           1995 		       1996  	      1995
NET SALES                  $ 87,939      $ 90,318      $ 185,736     $166,358

COST OF GOOD SOLD            78,758        81,604        167,370      150,243

  GROSS PROFIT                9,181         8,714         18,366       16,115

DISTRIBUTION AND
ADMINISTRATIVE EXPENSES       6,651         6,179         14,132       12,637

  INCOME FROM OPERATIONS      2,530         2,535          4,234        3,478

INTEREST AND DIVIDEND INCOME    198           304            432          589

  INCOME BEFORE PROVISION
   FOR INCOME TAXES           2,728         2,839          4,666        4,067

PROVISION FOR INCOME TAXES    1,029         1,074          1,740        1,548

  NET INCOME               $  1,699    $    1,765       $  2,926   $    2,519

  NET INCOME PER COMMON
   AND COMMON SHARE
   EQUIVALENT:

     	 PRIMARY           $      .30     $     .32     $      .51    $     .45
	      FULLY DILUTED     $      .30     $     .32     $      .51    $     .45

  WEIGHTED AVERAGE
   NUMBER OF SHARES:

       	PRIMARY               5,715         5,568          5,736        5,545
       	FULLY DILUTED         5,697         5,591          5,696        5,590

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                                                              				Page 5 of 12

                       	ADVANCED MARKETING SERVICES, INC.
                     	CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 	(UNAUDITED)
                                	(IN THOUSANDS)

                                     		               SIX MONTHS ENDED
                                   		           SEPTEMBER 28,    SEPTEMBER 30,
                       	 	                          1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                        $ 2,926             $ 2,519
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH USED IN OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                       602                 460
  PROVISION FOR UNCOLLECTIBLE ACCOUNTS AND
   SALES RETURNS                                      853                 682
  PROVISION FOR MARKDOWN OF INVENTORY           	     647               1,052
  DEFERRED INCOME TAXES                              (500)               (451)
  CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN ACCOUNTS RECEIVABLE - TRADE     (20,313)            (27,257)
     (INCREASE) DECREASE IN VENDOR AND OTHER
       RECEIVABLES                                   (406)                547
      INCREASE IN INVENTORIES                     (38,383)            (43,115)
      INCREASE ACCOUNTS PAYABLE                    47,734              61,067
      INCREASE IN ACCRUED LIABILITIES                 548                 478
      INCREASE (DECREASE) IN INCOME TAXES PAYABLE    (594)                361
      INCREASE IN PREPAID EXPENSES AND OTHER ASSETS  (500)               (282)
   NET CASH USED IN OPERATING ACTIVITIES           (7,386)             (3,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE/DISPOSAL OF PROPERTY AND
   EQUIPMENT, NET                                  (1,281)               (286)
  PURCHASE OF INVESTMENTS, AVAILABLE-FOR-SALE     (41,970)            (17,035)
  SALE AND REDEMPTION OF INVESTMENTS,
   AVAILABLE-FOR-SALE                              48,617              15,258
    NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                     5,366              (2,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM EXERCISE OF OPTIONS AND RELATED
   TAX BENEFITS                                         9                  66
    NET CASH PROVIDED BY FINANCING ACTIVITIES           9                  66

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (1)                 --

DECREASE IN CASH AND CASH EQUIVALENTS              (2,012)             (5,936)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      8,706               9,035

CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 6,694           $   3,099

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.
                                                       		    				 Page 6 of 12

                     	ADVANCED MARKETING SERVICES, INC.
               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                             (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements presented herein as of and for the three and six months ended September 28, 1996 and September 30, 1995 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

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

The results of operations for the three and six month periods ended September 28, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

3. INVESTMENTS, AVAILABLE-FOR-SALE

"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds and funds held in managed investment funds.

The cost and estimated fair value of investments at September 28, 1996 and September 30, 1995 are as follows (in thousands):

                     	        -----------  September  28, 1996  --------------
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized   Estimated
                               Cost         Gains        Losses     Fair Value
Debt Securities issued by
States of the U.S. and
political subdivisions of
the States                    $ 5,877      $     2       $     4      $ 5,875

	                                                                 Page 7 of 12

                              -------------  September 30, 1995  -------------
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized   Estimated
                                Cost         Gains       Losses     Fair Value
Mortgage-Backed Securities     $ 2,582      $     -       $    33     $ 2,549

Debt Securities issued by
States of the U.S. and
political subdivisions
of the States                    9,406            5             -       9,411
                               -------      -------       -------     -------
                               $11,988      $     5       $    33     $11,960

As of September 28, 1996, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $4,963,000 are scheduled to mature within one year and $912,000 are scheduled to mature within 2 years.

Proceeds from the sale of investments aggregated $3,400,000 for the quarter ended September 28, 1996 and $2,050,000 for the quarter ended September 30, 1995. There was no significant gain or loss realized on these sales. The Company uses the specific identification method in determining cost on these investments. The net increase in unrealized loss on investments was approximately $2,000 for the quarter ended September 28, 1996. The increase in unrealized loss on investments for the quarter ended September 30, 1995 was approximately $1,000.

Proceeds from the sale of investments totaled $3,400,000 for the six months ended September 28, 1996. Proceeds from sales of investments during the same period of the previous year totaled $8,050,000. There was loss no significant gain or loss realized on these sales. The increase in unrealized loss on investments was approximately $10,000 for the six months ended September 28, 1996. In the six months ended September 30, 1995, the reduction in unrealized loss on investments was approximately $18,000.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $2,620,000 as of September 28, 1996, $2,173,000 as of March 31, 1996 and $1,867,000 as of September 30, 1995 for the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at September 28, 1996 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.25 percent at September 28, 1996). The line of credit expires July 31, 1998. As of September 28, 1996 and September 30, 1995, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable.  Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.
Income taxes paid in the six months ended September 28, 1996 totaled $2,847,700.
Income taxes paid during the same period of the previous year totaled
$1,466,000.
                                                             					Page 8 of 12

8. PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares and, when applicable, dilutive common share equivalents outstanding during the periods. The effects of all anti-dilutive common share equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

9. EMPLOYEE STOCK OPTION PLAN

Nonqualified options to purchase an aggregate of 537,290 shares of common stock were outstanding as of September 28, 1996. The outstanding options were at prices ranging from $2.02 to $11.16 per share.











                                                               		Page 9 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Six Month Periods Ended September 28, 1996 and September 30, 1995:

During the six months ended September 28, 1996, the Company reported net income of $2,926,000, or $.51 per share, compared with net income of $2,519,000, or $.45 per share, for the first six months of the prior year.

Net sales for the first six months of fiscal 1997 increased 12 percent to $185,736,000 from $166,358,000 in the same period of the prior year. This increase was primarily due to obtaining additional business from two of its major customers in the summer of 1995.

During the first six months of fiscal 1997, gross profits increased 14 percent to $18,366,000 from $16,115,000 in the first six months of the previous fiscal year. Gross profit as a percentage of net sales increased to 9.9 percent from
9.7 percent in the same period last year. This improvement resulted primarily from an increase in earnings from publisher incentive plans which was offset in part by lower margins in several book categories.

Distribution and administrative expenses for the six months ended September 28, 1996 increased 12 percent to $14,132,000 and represented 7.6 percent of net sales compared to $12,637,000, or 7.6 percent of net sales, in the same period of the previous year. Distribution center expenses were higher due to increased customer shipments and returns. These increases were partially offset by greater contributions from the Company's promotional programs.

Interest and dividend income decreased to $432,000 in the period from $589,000 in the corresponding period of the previous year. This decrease was primarily the result of lower investment balances and lower pre-tax yields due to a greater proportion of tax exempt investments in the current fiscal period.

Three Month Periods Ended September 28, 1996 and September 30, 1995:

During the three months ended September 28, 1996, the Company reported net income of $1,699,000, or $.30 per share, compared with a net income of $1,765,000, or $.32 per share, for the corresponding quarter of the previous year.

Net sales for the quarter declined three percent to $87,939,000 compared to $90,318,000 in the previous year's second quarter. The decline in quarterly net sales was primarily attributable to an increase in the rate of customer returns to 28 percent for the fiscal 1997 second quarter from 20 percent for the fiscal 1996 second quarter. Last summer the Company obtained additional business from two of its major customers. These customers returned to their former suppliers any unsold inventory and, accordingly, the Company exerienced very low returns associated with this new business. Results for the fiscal 1997 second quarter include returns attributable to this additional business which account for approximately four percentage points of the difference in return rates between years.

During the quarter ended September 28, 1996, gross profits increased 5 percent to $9,181,000 from $8,714,000 in the second quarter of the previous fiscal year. Gross profit as a percentage of net sales increased to 10.4 percent from 9.6 percent in the same period last year. The improvement primarily resulted from an increase in earnings from publisher incentive plans.

Distribution and administrative expenses for the quarter ended September 28, 1996 increased to $6,651,000 and represented 7.6 percent of net sales compared to $6,179,000, or 6.8 percent of net sales, in the same quarter of the previous year. Increases in customer shipments and returns pushed distribution costs higher for the quarter. Partially offsetting the increased distribution costs were larger contributions from the Company's promotional activities.

                                                                Page 10 of 12

Interest and dividend income decreased to $198,000 in the second quarter from $304,000 in the corresponding period of the previous year. This decrease was primarily the result of lower investment balances and lower yields due to a greater proportion of tax exempt investments in the current fiscal quarter.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended September 28, 1996, $7,386,000 of net cash was used in operating activities. Net cash used in operating activities in the same period of the prior year was $3,939,000. The Company's cash and investments decreased by $2,490,000 compared to September 30, 1995 primarily due to an increase in accounts receivable. Trade accounts receivable increased $13,574,000 compared to one year ago primarily due to increased sales during the month of September, delays in the receipt of certain customer payments and an increase in disputed items. Trade accounts receivable increased $19,446,000 compared to March 31, 1996 due to the reasons noted above. Inventories were approximately equal to last September's level and increased $37,744,000 compared to March 31, 1996 due
to the expected seasonal increases in third quarter sales.   The increase in
inventories was more than offset by increases in accounts payable of $6,045,000 and $47,722,000 compared to September 28, 1996 and March 31, 1996, respectively.

The funds used in operating activities were financed primarily by a reduction in cash and investment balances of $8,669,000 in the six month period ended September 28, 1996.

Working capital was $48,524,000 as of September 28, 1996 which increased from the September 30, 1995 level of $44,608,000 and from the March 31, 1996 balance of $47,622,000. The increase compared to March 31, 1996 and September 30, 1995 was primarily a result of increases in net operating current assets.

The Company had available at September 28, 1996 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.25 percent at September 30, 1996). The line of credit expires July 31, 1998. As of September 28, 1996 and September 30, 1995, there were no outstanding borrowings on the line of credit.

The Company believes that its existing working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations.
                                                               		Page 11 of 12

PART II.  OTHER INFORMATION

ITEMS 1-4.  NOT APPLICABLE

ITEM  5.  OTHER INFORMATION

On July 25, 1996, the Company announced that effective January 1, 1997, Michael
M. Nicita will assume the position of Chief Executive Officer in addition to his current responsibilities as President of the Company. Charles C. Tillinghast, III, who has served as Chief Executive Officer, will continue as Chairman of the Company after January 1, 1997.

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

                                           		ADVANCED MARKETING SERVICES, INC.
		                                                     (Registrant)


      November 12, 1996         By: /s/ Charles C. Tillinghast, III
            Date                    Charles C. Tillinghast, III
		                                  Chief Executive Officer, Chairman
		                                  of the Board (Principal Executive Officer)



      November 12, 1996        	By: /s/ Jonathan S. Fish
            Date                    Jonathan S. Fish
		                                  Chief Financial and Accounting Officer,
		                                  Executive Vice President - Finance
		                                  (Principal Financial and Accounting Officer)

                                                                 Page 12 of 12

Exhibit 11.0

                          	ADVANCED MARKETING SERVICES, INC.
                    	STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
 	                                     (UNAUDITED)
                        	(IN THOUSANDS, EXCEPT PER SHARE DATA)

           		             THREE MONTHS ENDED	             SIX MONTHS ENDED
	                        SEPT 28, 	     SEPT 30,	      SEPT 28,	       SEPT 30,
                     	     1996   	       1995   	       1996   	        1995
NET INCOME                $1,699         $1,765         $2,926          $2,519

WEIGHTED AVERAGE COMMON
 AND COMMON SHARE
 EQUIVALENTS:

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING       5,471          5,410          5,469           5,404

WEIGHTED AVERAGE COMMON
  SHARE EQUIVALENTS-
  DILUTIVE STOCK OPTIONS:

  	 PRIMARY                  244            158            267             141
  	 FULLY DILUTED            226            181            227             186

TOTAL WEIGHTED AVERAGE
  COMMON AND COMMON
  EQUIVALENT SHARES:

  	 PRIMARY                5,715          5,568          5,736           5,545
  	 FULLY DILUTED          5,697          5,591          5,696           5,590

NET INCOME PER COMMON
  COMMON SHARE EQUIVALENT:

  	 PRIMARY               $  .30         $  .32         $  .51          $  .45
  	 FULLY DILUTED         $  .30         $  .32         $  .51          $  .45

Common share equivalents (for AMS outstanding stock options) are excluded from earnings per share calculations when antidilutive.