Form 10-Q
period 1996-12-28
ADVANCED MARKETING SERVICES INC
filed 1997-02-13
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-Q

(Mark One)
[X]	    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
             For the quarterly period ended December 28, 1996

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


The number of shares of the Registrant's Common Stock outstanding as of
                     January 31, 1997 was 5,491,699 .



                     ADVANCED MARKETING SERVICES, INC.
                      Quarterly Report on Form 10-Q
                           December 28, 1996


                                  INDEX




                                                                        Page
                                                                       Number
PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	  December 28, 1996 (Unaudited), March 31, 1996 and
                 December 30, 1995 (Unaudited)	    								              3 - 4

	Consolidated Statements of Income (Unaudited)
	  Three months and nine months ended December 28, 1996 and
   December 30, 1995			                                    							           5

	Consolidated Statements of Cash Flows (Unaudited)
	  Nine months ended December 28, 1996 and
	  December 30, 1995                                      								           6

	Notes to Consolidated Financial Statements								                      7 - 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	                 10 - 11


PART II. OTHER INFORMATION										                                        12


SIGNATURES						                                            						          12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (See Note 1 for basis of presentation)


                         ADVANCED MARKETING SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS

 	                                                        AS OF
		                                       DECEMBER 28,   MARCH 31,	  DECEMBER 30,
		                                           1996	        1996	         1995
		                                       (UNAUDITED)	       	        (UNAUDITED)
CURRENT ASSETS:	                           (IN THOUSANDS EXCEPT SHARE DATA)
CASH AND CASH EQUIVALENTS                $   9,310      $  8,706      $ 10,172

INVESTMENTS, AVAILABLE-FOR-SALE              9,318        12,532         5,684

ACCOUNTS RECEIVABLE - TRADE, NET OF
ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS
AND SALES RETURNS OF $5,129,000 AT
DECEMBER 28, 1996, $4,173,000 AT MARCH
31, 1996 AND $4,800,000 AT DECEMBER 30,
1995                                        66,230        57,700        65,924

VENDOR AND OTHER RECEIVABLES                 3,159         2,213         1,064

INVENTORIES, NET                            85,924        72,297        89,013

DEFERRED INCOME TAXES                        5,840         5,279         3,776

PREPAID EXPENSES                             1,200           575           814

      TOTAL CURRENT ASSETS                 180,981       159,302       176,447

PROPERTY AND EQUIPMENT, AT COST              9,440         7,837         6,644

LESS - ACCUMULATED DEPRECIATION AND
AMORTIZATION                                 5,457         4,769         4,541

     NET PROPERTY AND EQUIPMENT              3,983         3,068         2,103

INVESTMENTS, AVAILABLE-FOR-SALE              1,974            --            --

OTHER ASSETS                                   588           281           254

TOTAL ASSETS                              $187,526      $162,651      $178,804

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS

                       ADVANCED MARKETING SERVICES, INC.

                         CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

		                                                     AS OF
                               		     DECEMBER 28,	  MARCH 31,     DECEMBER 30,
		                                       1996          1996            1995
		                                    (UNAUDITED)                	  (UNAUDITED)
CURRENT LIABILITIES:	                      (IN THOUSANDS EXCEPT SHARE DATA)
ACCOUNTS PAYABLE                       $123,109       $104,626       $ 122,372

ACCRUED LIABILITIES                       5,869          5,309           4,794

INCOME TAXES PAYABLE                      1,579          1,745           1,339

     TOTAL CURRENT LIABILITIES          130,557        111,680         128,505

STOCKHOLDERS' EQUITY:

COMMON STOCK, $.001 PAR VALUE,
AUTHORIZED 20,000,000 SHARES,
ISSUED 6,199,000 SHARES AT
DECEMBER 28, 1996, 6,174,000
SHARES AT MARCH 31, 1996 AND
6,156,000 SHARES AT DECEMBER
30, 1995                                      6               6              6

ADDITIONAL PAID IN CAPITAL               26,146          25,968         25,845

RETAINED EARNINGS                        32,905          27,113         26,435

UNREALIZED GAIN (LOSS) ON INVESTMENTS         5               8            (24)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT     (63)            (94)            67

LESS: TREASURY STOCK, 708,000 SHARES,
AT COST                                  (2,030)         (2,030)        (2,030)

     TOTAL STOCKHOLDERS' EQUITY          56,969          50,971         50,299

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $187,526        $162,651       $178,804


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                         ADVANCED MARKETING SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

	                         	         THREE MONTHS ENDED	     NINE MONTHS ENDED
		                                   DEC 28,    DEC 30,     DEC 28,    DEC 30,
                               		     1996       1995 	      1996       1995
NET SALES                           $112,965   $121,396   $ 298,701   $287,754

COST OF GOOD SOLD                    101,508    109,014     268,878    259,257

  GROSS PROFIT                        11,457     12,382      29,823     28,497

DISTRIBUTION AND ADMINISTRATIVE
EXPENSES                               7,122      7,867      21,254     20,504

  INCOME FROM OPERATIONS               4,335      4,515       8,569      7,993

INTEREST EXPENSE                          (4)        --         (13)        --

INTEREST AND DIVIDEND INCOME             213        397         654        986

  INCOME BEFORE PROVISION FOR
    INCOME TAXES                       4,544      4,912       9,210      8,979

PROVISION FOR INCOME TAXES             1,678      2,008       3,418      3,556

  NET INCOME                        $  2,866 $    2,904    $  5,792  $   5,423

  NET INCOME PER COMMON AND
  COMMON SHARE EQUIVALENT:

       PRIMARY                    $      .50  $     .52  $     1.01  $     .97
      	FULLY DILUTED              $      .50  $     .51  $     1.01  $     .96

  WEIGHTED AVERAGE NUMBER OF
  SHARES:

       	PRIMARY                        5,692      5,637       5,724      5,582
       	FULLY DILUTED                  5,697      5,671       5,724      5,664


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          ADVANCED MARKETING SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)

                                   (IN THOUSANDS)

         >
		                                                        NINE MONTHS ENDED
                                           		         DECEMBER 28,  DECEMBER 30,
	 	                                                       1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                              $ 5,792        $ 5,423
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 DEPRECIATION AND AMORTIZATION                              959            662

 PROVISION FOR UNCOLLECTIBLE ACCOUNTS AND SALES RETURNS   1,352          2,538
 PROVISION FOR MARKDOWN OF INVENTORY	                     2,163          3,246
 DEFERRED INCOME TAXES	                                    (561)          (665)
 CHANGES IN ASSETS AND LIABILITIES:
  INCREASE IN ACCOUNTS RECEIVABLE - TRADE               (10,019)       (31,442)
 (INCREASE) DECREASE IN VENDOR AND OTHER RECEIVABLES       (945)           593
  INCREASE IN INVENTORIES                               (16,016)       (22,863)
  INCREASE ACCOUNTS PAYABLE                              18,775         37,260
  INCREASE IN ACCRUED LIABILITIES                           560          1,842
  INCREASE (DECREASE) IN INCOME TAXES PAYABLE              (172)           737
  INCREASE IN PREPAID EXPENSES AND OTHER ASSETS            (932)          (573)

    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                            956         (3,242)

CASH FLOWS FROM INVESTING ACTIVITIES:

 PURCHASE/DISPOSAL OF PROPERTY AND EQUIPMENT, NET        (1,875)          (450)
 PURCHASE OF INVESTMENTS, AVAILABLE-FOR-SALE            (55,110)       (19,535)
 SALE AND REDEMPTION OF INVESTMENTS, AVAILABLE-FOR-SALE  56,347         24,038

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (638)         4,053

CASH FLOWS FROM FINANCING ACTIVITIES:

 PROCEEDS FROM EXERCISE OF OPTIONS AND RELATED TAX
   BENEFITS                                                 178            326

    NET CASH PROVIDED BY FINANCING ACTIVITIES               178            326

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     108             --

INCREASE IN CASH AND CASH EQUIVALENTS                       604          1,137

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            8,706          9,035

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 9,310      $  10,172


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements presented herein as of and for the three and nine months ended December 28, 1996 and December 30, 1995 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

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

The results of operations for the three and nine month periods ended December 28, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

The cost and estimated fair market value of investments at December 28, 1996 and December 30, 1995 are as follows (in thousands):

		                               	               December  28, 1996

                                                  Gross        Gross
                                 Amortized   Unrealized   Unrealized   Estimated
                                      Cost        Gains       Losses  Fair Value
Debt Securities issued by States
of the U.S. and political
subdivisions of the States         $11,287     $     10      $     5     $11,292



                                                                  Page 7 of 12

                                                  December 30, 1995

                                 Amortized   Unrealized   Unrealized   Estimated
                                      Cost        Gains       Losses  Fair Value
Mortgage-Backed Securities         $ 2,205      $     -      $    28     $ 2,177

Debt Securities issued by States
of the U.S. and political
subdivisions of the States           3,503            4           -        3,507

                                   $ 5,708      $     4      $    28     $ 5,684

As of December 28, 1996, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $9,318,000 are scheduled to mature within one year and $1,974,000 are scheduled to mature within two years.

Proceeds from the sale of investments aggregated $1,038,000 for the quarter ended December 28, 1996. There was a gain of $3,000 realized on these sales. Proceeds from the sale of investments in the quarter ended December 30, 1995 totaled $5,400,000. There was no gain or loss realized on these sales. The Company uses the specific identification method in determining cost on these investments. The net increase in unrealized gain on investments was approximately $7,000 for the quarter ended December 28, 1996. The decrease in unrealized loss on investments for the quarter ended December 30, 1995 was approximately $4,000.

Proceeds from the sale of investments totaled $4,438,000 for the nine months ended December 28, 1996. Proceeds from sales of investments during the same period of the previous year totaled $13,450,000. There was a net loss of $400 and a net gain of $3,000 realized on these sales, respectively. The decrease in unrealized gain on investments was approximately $3,000 for the nine months ended December 28, 1996. In the nine months ended December 30, 1995, the decrease in unrealized loss on investments was approximately $22,000.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $2,819,000 as of December 28, 1996, $2,173,000 as of March 31, 1996 and $3,119,000 as of December 30, 1995 for the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at December 28, 1996 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.25 percent at December 31, 1996). The line of credit expires July 31, 1998. As of December 28, 1996, March 31, 1996 and December 30, 1995, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the nine months ended December 28, 1996 totaled $4,089,000. Income taxes paid during the same period of the previous year totaled $3,248,000.




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

9. EMPLOYEE STOCK OPTION PLAN

Nonqualified options to purchase an aggregate of 516,390 shares of common stock were outstanding as of December 28, 1996. The outstanding options were at prices ranging from $2.02 to $11.16 per share.













































                                                                 	Page 9 of 12
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Nine Month Periods Ended December 28, 1996 and December 30, 1995:

During the nine months ended December 28, 1996, the Company reported net income of $5,792,000, or $1.01 per share, compared with net income of $5,423,000, or $.96 per share, for the first nine months of the prior year.

Net sales for the first nine months of fiscal 1997 increased four percent to $298,701,000 from $287,754,000 in the same period of the prior year. This increase was due in part to improved comparable retail sales recorded by the Company's warehouse club customers and additional business obtained from two of the Company's major customers in the summer of 1995. The increase was offset, in part, by continuing high rates of returns from customers as well as lower than expected shipments to one of the Company's major customers in the fall of 1996. Net sales to this customer were adversely impacted as a result of the customer's overall retail inventory levels exceeding budgeted levels during the latter part of the Christmas season.

During the first nine months of fiscal 1997, gross profit increased five percent to $29,823,000 from $28,497,000 in the first nine months of the previous fiscal year. Gross profit as a percentage of net sales increased to 10 percent from
9.9 percent in the same period last year. This improvement resulted primarily from higher income from publisher incentive programs and lower markdown provisions offset, in part, by higher allowance and sales adjustments associated with certain customer shipments.

Distribution and administrative expenses for the nine months ended December 28, 1996 increased four percent to $21,254,000 and represented 7.1 percent of net sales compared to $20,504,000, or 7.1 percent of net sales, in the same period of the previous year. During the nine months ended December 28, 1996, distribution center labor increased as a percent of sales due primarily to increased returns volume. In addition, administrative expenses increased as a result of the addition of new personnel to support the Company's continued activities to expand its customer base. These increases were offset, in part, by greater contributions from the Company's promotional programs and cash discounts on certain publisher payments. The Company believes that opportunities for earning such cash discounts may be significantly reduced in future periods due to changes in certain publishers' policies.

In the nine months ended December 28, 1996, the Company incurred interest expense of $13,000 credited to participants of its deferred compensation plan. The Company incurred no interest expense in the nine months ended December 30, 1995. Interest and dividend income decreased to $654,000 in the period from $986,000 in the corresponding period of the previous year. This decrease was the result of lower investment balances, as well as lower pre-tax yields due to a greater proportion of tax exempt investments in the current fiscal period. Lower investment balances were primarily due to accelerated payments to vendors in order to take advantage of early payment discounts.

The Company's combined federal and state statutory tax rate is approximately 39 percent. The tax provision for the nine months ended December 28, 1996 was 37 percent compared to 40 percent in the same period of the previous fiscal year. The decrease in the tax provision rate was applicable primarily to utilization of a foreign tax loss carryforward in the current fiscal year and a larger nondeductible provision for foreign exchange losses in the third quarter of the previous fiscal year.

Three Month Periods Ended December 28, 1996 and December 30, 1995:

During the three months ended December 28, 1996, the Company reported net income of $2,866,000, or $.50 per share, compared with net income of $2,904,000, or $
 .51 per share for the same period of the previous year. Net sales for the quarter declined seven percent to $112,965,000 compared to $121,396,000 in the previous year's third quarter. The decline in net sales was primarily attributable to continuing high rates of returns from customers as well as lower than expected shipments to one of the Company's major customers. Net sales to this customer were adversely impacted as a result of the customer's overall retail inventory levels exceeding budgeted levels during the latter part of the Christmas season.
                                                                 Page 10 of 12
Distribution and administrative expenses for the quarter ended December 28, 1996 decreased 9 percent to $7,122,000 and represented 6.3 percent of net sales compared to $7,867,000, or 6.5 percent of net sales, in the same quarter of the previous year. Administrative expenses during the quarter were favorably affected by higher cash discount income, lower provision for bad debt expense and a modest foreign exchange translation gain.

In the three months ended December 28, 1996, the Company incurred $4,000 in interest expense credited to participants of its deferred compensation plan. The Company incurred no interest expense in the three months ended December 30, 1995. Interest and dividend income decreased to $213,000 in the period from $397,000 in the corresponding period of the previous year. This increase was the result of lower investment balances, as well as lower per-tax yields due to a greater proportion of tax exempt investments in the current period. Lower investment balances were primarily due to accelerated payments to vendors in order to take advantage of early payment discounts.

The Company's combined federal and state statutory tax rate is approximately 39 percent. The tax provision for the quarter ended December 28, 1996 was 37 percent compared to 41 percent in the same quarter of the previous fiscal year. The decrease in the tax provision rate was applicable primarily to utilization of a foreign tax loss carryforward in the current fiscal quarter and a larger nondeductible provision for foreign exchange losses in the third quarter of the previous fiscal year.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the nine months ended December 28, 1996, $956,000 of cash was provided by operating activities. In the same period of the prior year, $3,242,000 of cash was used in operating activities. The Company's cash and investments increased by $4,746,000 compared to December 30, 1995 primarily due to a decrease in net investment in inventory. While third quarter sales declined, trade accounts receivable increased $306,000 compared to one year ago primarily as a result of delays in the receipt of certain customer payments. Trade accounts receivable increased $8,530,000 compared to March 31, 1996 due primarily to seasonally high sales during the Christmas quarter. Inventories decreased $3,089,000 compared to December 30, 1995 as a result of accelerated returns to publishers. Inventories increased $13,627,000 compared to March 31, 1996 due to the expected seasonal increase in sales. The increase in inventories was more than offset by an increase in accounts payable $18,483,000 compared to March 31, 1996.

Working capital was $50,424,000 as of December 28, 1996 which increased from the March 31, 1996 level of $47,622,000 and from the December 30, 1995 balance of $47,942,000. These increases compared to March 31, 1996 and December 30, 1995 were primarily a result of increases in net operating current assets.

The Company had available at December 28, 1996 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.25 percent at December 28, 1996). The line of credit expires July 31, 1998. As of December 28, 1996, March 31, 1996 and December 30, 1995, there were no outstanding borrowings on the line of credit.

The Company believes that its existing working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations.














                                                               		Page 11 of 12
PART II.  OTHER INFORMATION

ITEMS 1-4.  NOT APPLICABLE

ITEM  5.  OTHER INFORMATION-NONE

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                                     		ADVANCED MARKETING SERVICES, INC.
		                                                (Registrant)


     February 11, 1997                  	By: /s/ Michael M. Nicita
           Date                              Michael M. Nicita
		                                           President and Chief Executive
                                             Officer (Principal  Executive
                                             Officer)



     February 11, 1997     	             By: /s/ Jonathan S. Fish
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


















                                                                 Page 12 of 12


Exhibit 11.0

                          ADVANCED MARKETING SERVICES, INC.

                  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                    (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


		                                       THREE MONTHS ENDED  NINE MONTHS ENDED
	                                        DEC 28     DEC 30,   DEC 28,   DEC 30,
                                           1996      1995      1996      1995
NET INCOME                                $2,866    $2,904    $5,792    $5,423

WEIGHTED AVERAGE COMMON AND COMMON
SHARE EQUIVALENTS:

     WEIGHTED AVERAGE COMMON
            SHARES OUTSTANDING             5,481     5,429     5,473     5,412

     WEIGHTED AVERAGE COMMON SHARE
            EQUIVALENTS-DILUTIVE STOCK
            OPTIONS:

                   	 PRIMARY                 211       208       251       170
                   	 FULLY DILUTED           216       242       251       252

      TOTAL WEIGHTED AVERAGE COMMON AND
            COMMON EQUIVALENT SHARES:

                    	 PRIMARY              5,692     5,637     5,724     5,582
                      FULLY DILUTED        5,697     5,671     5,724     5,664

NET INCOME PER COMMON AND
   COMMON SHARE EQUIVALENT:

                      PRIMARY           $    .50  $    .52  $   1.01  $    .97
                    	 FULLY DILUTED     $    .50  $    .51  $   1.01  $    .96






Common share equivalents (for AMS outstanding stock options) are excluded from earnings per share calculations when antidilutive.