Form 10-K
period 1997-03-31
ADVANCED MARKETING SERVICES INC
filed 1997-06-24
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                 _________________________________________

                                 FORM 10-K
                                (Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Fiscal year ended March 31, 1997

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

	The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant at June 10, 1997 was $38,243,079.

	The number of shares of the Registrant's Common Stock outstanding as of June
10, 1997 was 5,515,609.

DOCUMENTS INCORPORATED BY REFERENCE
	Portions of the Registrant's definitive Proxy Statement for its July 24, 1997
Annual Meeting of Stockholders (filed June 20, 1997) are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1 - BUSINESS

General

	Advanced Marketing Services, Inc. (the "Company" or "AMS") is a leading distributor of general interest books to the membership warehouse clubs and certain specialty retailers. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children's
books; and Spanish-language books.   In addition, to a lesser extent, the
Company sells pre-recorded audio cassettes (books on tape) video cassettes. The Company provides product selection advice, specialized merchandising and product development services, and distribution and handling services to warehouse clubs operating in the United States, Canada, Mexico and the United Kingdom.

	Due to the continuous introduction of new titles by the book publishing industry, the Company provides weekly recommendations, tailored to each customer's marketing priorities, with respect to the new titles to be sold in its customers' book departments. These recommendations are selected by the Company's buyers from among the over 1,000,000 titles in print and over 50,000 new books published each year. AMS also creates unique products and develops specially packaged book and book-related products for customers. The Company supports its customers' inventories by maintaining back-up inventory in its distribution centers for prompt delivery as needed to customer locations. The Company maintains four domestic regional distribution centers to assure timely delivery to its customers, to enhance its customers' inventory turnover rates and to reduce its customers' handling and holding costs. See "Properties."

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

Membership Warehouse Club Industry

	The Company's customers include for-profit membership warehouse clubs which sell a broad range of primarily brand-name merchandise at or near wholesale prices.  Membership warehouse clubs are able to provide their individual and business members, who commonly pay annual membership fees, substantial cost savings on high-quality merchandise through the efficiencies of warehouse-type facilities and a no-frills, self-service operation policy.  Membership warehouse club locations typically have approximately 100,000 square feet (2 1/2 acres) of floor space and offer a limited selection of brand-name products in a wide range of merchandise categories.  This merchandising approach was introduced in
Southern California in 1976.  Since then, the membership warehouse club industry has experienced significant growth, with sales estimated to be approximately
$43 billion in 1996.

	The following table summarizes the Company's penetration of the warehouse club industry in U.S. and Canada:

                  Number of Locations and Locations Served
                         Membership Warehouse Clubs
                        United States and Canada (1)

                 	    Fiscal							               Locations
                    Year Ended				  Total Number	  Served
                  	  March 31  				of Locations    by AMS
                     	  1990					       466				      354
                     	  1991					       434				      402
                      	 1992	 			       514	  			    479
		                   	  1993					       646				      571
                     	  1994					       716				      596
                     	  1995 				       742				      592
                     	  1996					       755				      743
                     	  1997					       786				      776

(1) Only U.S. membership warehouse club locations to which the Company shipped more than $50,000 per year are included as locations served in the above table.

 The Company also serves 22 warehouse club locations in Mexico, five in the U.K. and ships a limited amount of product to six warehouse clubs in various Pacific Rim countries. See "International Business." The number of locations served is not necessarily indicative of the Company's total sales volumes to the warehouse club industry as the volume of the Company's shipments to a location can vary from year to year based on competitive and other factors.

	Books are well-suited to the membership warehouse club merchandising strategy of offering recognizable, quality merchandise at substantial savings.  Books appeal to a wide range of consumers and are popular gift items.  Additionally, due to their relatively high selling price in relation to their size, books generally provide membership warehouse clubs with above-average sales per square foot of selling space. By offering a continually changing selection of books at a substantial discount from suggested retail prices, warehouse clubs encourage retail customers to purchase books for their enjoyment and for business needs or interests.

	Notwithstanding the appeal of books as a product line, most membership warehouse clubs are not able to apply their standard product purchasing and handling procedures to their book departments. Typically, a membership warehouse club purchases a limited selection of each product category directly from manufacturers who ship to their retail locations. In contrast, in order to be able to offer even a limited selection of books, typically 100 to 250 stock keeping units (skus) at any one time, a membership warehouse club would be required to devote considerable time and resources to selecting from among the over 1,000,000 titles in print and the over 50,000 new books published each year by more than 4,200 primary publishing houses. The membership warehouse club also would incur high freight and handling costs to receive deliveries from, and make returns to, the numerous vendors of such books. Thus, the unique nature of books has led many membership warehouse clubs to rely on distributors for a portion of their book purchases. See "Risks and Competition."

Other Customers

	The Company supplies an assortment of primarily business and computer titles to certain companies in the office product superstore industry.  The Company serves several companies in the rapidly growing computer and electronics superstore marketplace. As a result of new business development efforts, the Company is now supplying product to the pet supply industry and the discount drugstore market.
The Company serves a variety of other specialty retailers in the sporting goods, children's education and book businesses.

	For many of these customers, the Company designs and recommends media programs to satisfy the unique marketing priorities of each retailer.  By constantly updating titles offered, the Company makes it possible for its customers to offer a targeted selection of books and media products without having to develop media merchandising expertise with their own organizations.

Retailing Operations

	As of  March 31, 1997, the Company owned and operated 11 small retail outlet stores in eight states.  The stores are located generally in factory outlet malls in Gilroy and Lake Elsinore, California; Gurnee, Illinois; Hillsboro and
Conroe, Texas; Burlington and Centralia, Washington; Algodones, New Mexico;
Silverthorne, Colorado; Birch Run, Michigan; and Phoenix, Arizona.  These retail outlets sell both titles that were purchased on a non-returnable basis and remain unsold after being offered for sale in the Company's customers' locations as well as titles purchased specifically for these retail stores.  During fiscal
1997, the Company introduced in five of its retail stores a new retail format that includes multimedia products such as computer sofware, CD-ROM and music
CDs, in addition to books.   To merchandise these stores, the Company is
purchasing products specifically for resale as well as selling its non-
returnable book inventory.  The Company plans to operate approximately 13 retail stores by the end of fiscal 1998.

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

Product Selection Services and Purchasing Practices

	The Company's warehouse club customers generally compete in the retail trade book market by offering a limited selection of books (typically 100 to 250 skus compared to 10,000 to 100,000 titles at national bookstore chains and book superstores) at prices which are generally 30% to 45% lower than cover price.
The Company provides its specialty retail customers with book programs that range from as few as 50 titles to programs of several thousand titles.  The
Company believes that one of its principal strengths is its ability to select books that will be successful in each customer's selling environment, which is a function of various factors such as customer base, regional characteristics and marketing priorities.  This service is important because many of the books offered by the Company have relatively limited sales lives
(typically a few weeks to a few months) due to the relatively rapid introduction of new books to replace titles for which demand has decreased.  Therefore, customers rely on the Company's expertise and experience to recommend new titles to be added to their book departments.

	The Company's book selection process depends on a close working relationship between the Company's general merchandise managers and its major vendors.  The process of selecting books generally begins when a publisher's representative submits pre-publication book summaries to the Company's general merchandise managers.  A general merchandise manager evaluates each book on the basis of such factors as subject matter and author; suitability for the customers'
selling  environments; visual appeal; the extent of the publisher's promotion and advertising support; and the estimated number of copies to be printed.
Because the Company is a major customer of many of its vendors, such vendors often consult with the Company during pre-publication planning, allowing the
Company to influence the design and packaging of many of the books it purchases.
After choosing titles, the general merchandise managers, in conjunction with the general marketing managers, determine which specific titles will be recommended to each customer on the basis of thier knowledge of the customer base, regional characteristics and marketing priorities.

	Product selection is the responsibility of the Company's Merchandising Department, under the direction of the Vice President of Merchandising to whom five general merchandise managers and a staff of 20 associates report. Each general merchandise manager is responsible for several categories of products which include hardcover bestsellers, mass market paperbacks, cooking, travel, regional, computer, gift books (including art and coffee table books), children's books, calendars, CD-ROM products, pre-recorded audio and video cassettes, computer and Spanish-language books.

	The Company usually purchases newly published or well established back-list
(previously published) titles directly from publishing houses at standard book industry wholesaler discounts, which generally exceed retailer discounts.  The
Company does not generally purchase remainder titles, but will occasionally purchase close-out lots of certain titles at higher than normal discounts.
Virtually all books sold are returnable to AMS by its customers for full credit so long as the books are in saleable condition.  Approximately 91% of the books purchased by the Company in both fiscal 1997 and 1996 were returnable to the publisher; the balance were purchased on a non-returnable or partially returnable basis, often at higher purchase discounts.

 The Company has published a limited number of titles through its in-house publishing arm, Thunder Bay Press. The titles are typically sold to both the Company's customers and to independent and chain book stores. In fiscal 1998, AMS intends to increase its activities in this area to target distinct segments of the book market, including juvenile. The Company has created a new division, Advantage Publishers Group, to manage Thunder Bay as well as its new Laurel Glen and Silver Dolphin imprints.

	In the years ended March 31, 1997, 1996 and 1995, customer returns represented approximately 28%, 24% and 22%, respectively, of the Company's gross sales.
Customer return rates are impacted by the sales success of individual titles relative to quantities ordered by customers as well as customer ordering practices for different volume locations.  Returns to publishers by AMS represented approximately 31%, 28% and 34%, respectively, of the Company's total purchases during the same period.  The publisher returns rate exceeds the customer returns rate due to the Company's policy of maintaining back-up inventory so that it can respond promptly to customer orders.

	The Company's reserves for markdowns on inventory decreased by approximately
$204,000 in fiscal 1997.  The Company added $2,983,000 to its reserves for markdowns as a result of slower than expected sales of certain books which are not returnable to the publisher and deducted $3,187,000 for actual losses incurred on books for which reserves had previously been made.  To the extent that the Company is unable to sell non-returnable books to its traditional customers, it sells such books to customers where, in certain cases, it is necessary to sell at below the Company's cost.  The Company believes its reserves for markdowns are adequate based on its past experience and present market conditions, although no assurances can be given that actual losses will not exceed present reserves when these non-returnable books are actually sold.

	The Company purchases from publishers on varying payment terms.  The Company generally takes advantage of discounts for prompt payments, when economically attractive.  During the year ended March 31, 1997, the Company made purchases from 356 publishers.  Three publishers accounted for 10% or more of the
Company's total purchases in fiscal 1997.  These included Penguin Putnam, Inc.,
Random House and Bantam Doubleday Dell which accounted for 20%, 14% and 12%, respectively, of purchases.  The Company continues to open accounts with new publishers and believes that adequate sources of supply exist to meet anticipated growth.  As is customary in the industry, the Company does not maintain long-term or exclusive purchase commitments or arrangements with any publisher.

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

	The Company assists in the promotion of the books it sells by creating seasonal merchandising plans and recommending titles based on themes such as Christmas,
Back to School, Father's Day and Easter.  The Company also conducts theme-
oriented promotions, frequently tied to specially designed products, such as gardening, taxes, health and fitness, and travel.  Special in-store promotions are coordinated by the Company for certain of its customers.  Customers may also take advantage of the Company's cooperative advertising coordination service whereby the Company obtains publisher-sponsored advertising for use by its customers.

	Marketing the Company's products is under the direction of the Vice President of Marketing to whom six general managers and a staff of 26 marketing personnel report.  Members of the staff are assigned to each of the Company's customers and present new titles, recommend promotions, coordinate orders and shipments, and handle other customer requests.

Product Distribution and Handling Services

	Because an important financial and operating goal of many of the Company's customers is a high inventory turnover rate, a critical element of the Company's service is its ability to respond quickly to its customers' orders. The Company has established a national network of four regional distribution centers to assure rapid deliveries to its customers. These distribution centers are located in general purpose warehouse facilities in the metropolitan areas of Sacramento, California; Indianapolis, Indiana; Baltimore, Maryland; and Dallas, Texas. At its distribution centers, the Company receives books from multiple vendors and dispatches, using common and contract carriers, consolidated shipments on a weekly basis to most customer locations. Weekly deliveries eliminate the need for customers to stock large inventories on-site and enables customers to utilize valuable marketing space for other products. Consolidated shipments reduce customer handling and freight costs by eliminating the costs associated with deliveries by multiple vendors. All of the Company's distribution centers are linked with its computerized order processing center at its San Diego headquarters and as a result, customer orders are generally shipped within 24 hours of receipt. Because customer orders are generally shipped within 24 hours of receipt, the Company's backlog at any date is usually insignificant and not a meaningful indicator of future sales. The Company's computer system also enables AMS to provide information and special reports to assist customers with operations and marketing. For an additional fee, upon request, the Company will ticket books with the customer inventory item number and retail sales price. The Company believes that all of these services enhance its customers' inventory turnover rate and reduce their handling and holding costs.

 In fiscal 1997, the Company introduced a Vendor Managed Inventory ("VMI") replenishment system designed to reduce the customers' need to write individual location orders and further improve their inventory turnover. AMS has developed software designed to forecast future book sales based on the expected life cycle of a particular title. This forecast, coupled with customer point of sale information, enables AMS to effectively manage customer laydown and replenishment orders for each customer location. Since late in the fourth quarter of fiscal 1997, VMI has been used to prepare store level orders for the Company's two largest customers.

 To further enhance the Company's service capabilities, AMS installed new software and material handling equipment ("Acupak") in its newest distribution facility in Indianapolis. The system is designed to improve the Company's efficiency in handling customer orders requiring less than a full carton of a particular title. A similar Acupak system is presently being installed in the Company's Northern California distribution center.

 The Company provides in-store management of certain customers' book departments through its network of independent service representatives.

International Business

	The Company operates two wholly owned foreign subsidiaries.  Advanced Marketing
(UK) Limited was incorporated in September 1993 in the United Kingdom.  From its
headquarters near London, it provides a full range of general interest books, audio and music products primarily to the five Costco membership warehouse club locations in the United Kingdom.  Two additional Costco locations are scheduled to open during fiscal 1998.  The Company also services forty-six other specialty retail locations and continues its efforts to expand its distribution of media products to other U.K. retailers.

	Advanced Marketing S. de R.L. de C.V. was incorporated in January 1994 in Mexico. From its headquarters in Mexico City, the Company distributes books to 22 membership warehouse club locations, as well a variety of general and mass merchandisers, office supply superstores and other specialty retailers. The Company continues to move forward with the introduction of the concept of a one-stop customized, book program to the retailers in the Mexican marketplace.

	During fiscal 1997, the Company's Mexican subsidiary operated at a loss and there can be no assurance of success in developing sufficient sales volumes and gross margin contributions to generate profits, particularly given the low level of economic activity in the Mexican consumer markets since the
December 1994 Mexican peso devaluation. The Company accrued a provision for currency exchange loss on its investment in its Mexican subsidiary in fiscal years 1995, 1996 and 1997.

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

	The Company utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico.  No assurances can be given that the expansion in international markets will be profitable; the Company expects no significant profit contribution from these international operations in fiscal 1998.

Risks and Competition

	In fiscal 1997, approximately 93% of the Company's sales were to membership warehouse clubs with the remainder to office product superstores, computer superstores, mass merchandisers or other specialty retailers. In the year ended
March 31, 1997, two warehouse club customers accounted for approximately 80% of the Company's net sales.  Although the Company believes it provides services and efficiencies that membership warehouse clubs and other retailers would have difficulty duplicating, the Company believes that its customers may, from time to time, increase the percentage of books they purchase directly from publishers or from other wholesale distributors.  Further, the Company could lose customers if they discontinue books as a product line, suffer a business failure or merge or consolidate with another entity not currently serviced by AMS.  The Company has no long-term or exclusive purchase commitments with any of its customers.
Any loss of a major customer would have a material adverse effect on the
Company.  Given the relatively small number of membership warehouse club chains, the Company's reliance on a few customers is likely to continue.  See
"Customers."

	The Company is a leading supplier of books to the membership warehouse club market, which is highly competitive.  The Company competes in such markets with national book distributors, some of which are larger and have greater financial resources than the Company, and with regional book wholesalers and local book jobbers who compete with the Company on the basis of price and service.  Certain publishers sell directly to membership warehouse clubs, and one or more of the
Company's customers could choose in the future to purchase more of its books directly from publishers.  As a result, the Company could face additional competition from publishers in the future.  Membership warehouse clubs face competition from discount and retail bookstore chains which indirectly affects
AMS.  Due to their high sales volume, membership warehouse clubs may represent an attractive market that other book distributors may seek to enter and compete directly with the Company.  The Company believes that its principal competitive advantages are its ability to select, package, and assort products so that they sell in high volumes; to distribute such products rapidly; to electronically interface with customers; to maintain sufficient back-up inventories; and to price products competitively.

	The Company purchases certain titles on a non-returnable basis which it in turn sells on a returnable basis.  To the extent that actual sales of such titles do not equal purchased quantities, the Company risks having inventory remaining which it may be unable to sell at or above its cost.  The Company has developed a retail outlet chain to assist in the sale of such inventory.  In addition, the
Company has implemented policies to evaluate more completely the non-returnable inventory risk it assumes.  However, the Company has incurred substantial expense in the past to sell such excess inventory and may incur such expense in the future.  The Company may experience an increase in non-returnable inventory and associated markdown costs as a result of its increased publishing activities.

Customers

	The Company is currently servicing four membership warehouse clubs. The Company's customers account for over 95% of the sales in the warehouse club industry and operate approximately 800 locations throughout the United States, Canada, Mexico, the United Kingdom and certain Pacific Rim countries. The following table sets forth those customers who accounted for 10% or more of the Company's total net sales in fiscal 1997, 1996 and 1995.

              	                            	Percentage of Net Sales
                         								             1997    1996    1995
Costco Companies, Inc.						                   44%     43%     46%
SAM's Club (a unit of Wal-Mart Stores, Inc.)			36%     40%     39%

Employees

	At March 31, 1997, the Company had 428 employees who were engaged in administrative, merchandising, marketing, warehousing and retail operations. The Company also hires temporary workers, primarily during the peak holiday season. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2  - PROPERTIES

	The Company is headquartered in approximately 38,000 square feet of commercial space in San Diego, California.  The space is leased for a six-year term expiring in 1998 with an annual base rent of $456,000.

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

	Each of these distribution centers is leased, with the leases expiring between
1997 and 2006.  Annual base rental payments range from $262,000 to $617,000.
In September 1997, the Company intends to relocate its Dallas distribution center to a larger facility.  The Company intends to relocate its Baltimore distribution center in April 1998.  See Note 5 of Notes to Consolidated
Financial Statements in Item 8 of this Form 10-K.  The Company believes that its four domestic distribution centers are adequate for the conduct of its business through at least fiscal 1998.

	The Company utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico.  It also leases office space in both countries on short-term leases, the commitments under which are not material.

ITEM 3- LEGAL PROCEDURES

	The Company is not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of the Company's stockholders during the last quarter of the year ended March 31, 1997.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	The Company's Common Stock is traded in the over-the-counter market under the
NASDAQ symbol "ADMS."  The following table sets forth the high and low closing prices of the Common Stock, as reported on the NASDAQ National Market. On June
10, 1997, the Company had approximately 1,800 beneficial stockholders and
100 stockholders of record.

                                    					Fiscal           				Fiscal
                                    					 1997	 		             1996
FISCAL QUARTER		                     High    	  Low  		   High  		  Low
First Quarter -
	     Ended June 29/July 1		          16	      10 7/8  		7  1/4	   6  1/8
Second Quarter -
     Ended September 28/
     September 30			                13 3/8     9  7/8		  8  5/8    6  5/8
Third Quarter -
     Ended December 28/
     December 30	             		    11 1/4		   8  7/8	   10 7/8		  7  1/4
Fourth Quarter -
     Ended March 31	                  11		     8  3/4    13 5/8  		8  1/2

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

	On May 30, 1994, the Company announced a stock repurchase program pursuant to which the Company may repurchase in open market transactions, from time to time, based upon existing market conditions, up to 500,000 shares of its Common Stock.
The Company purchased 211,000 shares of Common Stock during fiscal 1995 and
10,000 shares of Common Stock in April of 1997 pursuant to such repurchase program.

ITEM 6 - SELECTED FINANCIAL DATA

	The selected financial data below should be read in conjunction with Item 7 -
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" and with the consolidated financial statements and notes thereto.
No cash dividends were paid on the Company's Common Stock in any of the periods presented.

RESULTS OF OPERATIONS
                      	 		        	      		      FOR THE
                                           YEARS ENDED MARCH 31
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             1997       1996       1995       1994       1993
Net Sales                    $ 385,651 $ 365,499 $ 303,708 $ 264,518 $ 258,390
  Cost of Goods Sold           347,277   328,361   274,776   242,497   236,751
Gross Profit                    38,374    37,138    28,932    22,021    21,639
  Distribution and
  Administrative Expenses       28,903    28,243    24,083    22,561    17,229
Income (Loss) From Operations    9,471     8,895     4,849      (540)    4,410
   Interest Expense                (20)        -       (35)      (56)     (184)
   Interest and Dividend Income    916     1,209       894       817       505
Income Before Provision
for Income Taxes                10,367    10,104     5,708       221     4,731
  Provision for Income Taxes     3,911     4,003     2,346        65     1,779
Net Income                     $ 6,456   $ 6,101   $ 3,362     $ 156   $ 2,952

Net Income Per Common and
Common Share Equivalent -
Fully Diluted                   $ 1.13    $ 1.07    $ 0.60    $ 0.03    $ 0.53

Weighted Average Number
of Common and Common Share
Equivalents Outstanding -
Fully Diluted                    5,716     5,699     5,611     5,415     5,604


BALANCE SHEET DATA
        	     		     	      		                       AS OF
                                                    MARCH 31,
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  1997     1996      1995     1994     1993
Working Capital:
  Cash and Cash Equivalents   $ 13,592  $  8,706  $  9,035  $  2,928  $  5,022
  Investments, Available-For-
  Sale                           9,177    12,532     9,153    14,469    12,609
  Inventories, Net              91,745    72,297    69,356    62,451    65,474
  Accounts Receivable and Other
  Current Assets                62,656    65,767    42,075    28,569    25,125
  Current Liabilities         (125,714) (111,680)  (88,794)  (70,775)  (71,129)
    Total Working Capital    $  51,456 $  47,622 $  40,825 $  37,642 $  37,101
Total Assets                 $ 183,501 $ 162,651 $ 133,131 $ 112,402 $ 112,231

Debt                                 -         -         -         -         -
Stockholders' Equity          $ 57,787  $ 50,971  $ 44,337  $ 41,627  $ 41,102
Book Value Per Common Share    $ 10.47    $ 9.32    $ 8.22    $ 7.66    $ 7.65

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

 Net income for the fiscal year ended March 31, 1997 was $6,456,000, or $1.13 per share, on net sales of $385,651,000. This compares to net income of $6,101,000, or $1.07 per share, on net sales of $365,499,000 for the previous fiscal year.

	The 5.5 percent increase in net sales was spread among the Company's warehouse club and specialty retailer customers.  Net sales increases in the warehouse clubs were negatively impacted by higher returns, particularly from one of the
Company's major customers.  Net sales increases to specialty retailers were the result of the Company's continuing efforts to expand its customer base.  Net sales growth was concentrated in the bestseller and mass paperback categories of books.

 The Company experienced a 28 percent rate of returns from customers in fiscal 1997 compared with 24 percent in fiscal 1996. To partially address this unfavorable trend in customer returns, the Company implemented its Vendor Managed Inventory replenishment system with its two largest customers late in fiscal 1997. In addition, the Company, in conjunction with certain of its customers, is reviewing initial laydown quantities and other factors that affect return rates. Reserves have been established based on management's best estimate of expected future product returns.

 Gross profit for fiscal 1997 reached $38,374,000, an increase of $1,236,000
from the fiscal 1996 level.   As a percentage of sales, gross profit was 10.0
percent in fiscal 1997 compared with 10.2 percent in the previous fiscal year. The decline in the gross profit margin resulted primarily from a greater mix of best-selling novels and mass paperback titles, which generally carry lower margins.

 Distribution and administrative expenses increased to $28,903,000 for fiscal 1997 from $28,243,000 for fiscal 1996. As a percentage of sales, however, these expenses declined to 7.5 percent from 7.7 percent for the prior fiscal year. Modestly higher distribution expenses and increases in payroll and other staff related costs were partially offset by higher contributions to income from the Company's promotional activities and cash discount income. As previously reported, the Company anticipates a substantial reduction in cash discount income in fiscal 1998.

 Interest and dividend income decreased to $916,000 in fiscal 1997 from $1,209,000 in fiscal 1996 as a result of a reduction in the Company's investment balances, as well as lower yields due to a greater proportion of tax-exempt investment in the current fiscal year.

 The Company's combined federal and state statutory tax rate is approximately 39 percent. Various adjustments, primarily due to the tax benefit of loss carryforward on one of the Company's foreign operations as well as tax-exempt interest income offset, in part, by foreign currency exchange losses caused the fiscal 1997 provision for income taxes to be $3,911,000, or 38 percent of pre-tax income. The fiscal 1996 provision for income taxes was $4,003,000, or 40 percent of pre-tax income, primarily due to the Company's loss on foreign operations.

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

LIQUIDITY AND CAPITAL RESOURCES
 For the year ended March 31, 1997, $5,161,000 of cash was provided by operating activities. In the same period of the prior year, $3,284,000 of cash was provided by operating activities. At March 31, 1997, the Company's cash and investments had increased by $4,886,000 compared to March 31, 1996, primarily due to net income generated in fiscal 1997 offset, in part, by increased working capital requirements. Trade accounts receivable decreased $4,136,000 compared to one year ago as a result of a decrease in net sales in the latter part of the fourth quarter as well as a decrease in customer disputed items. The inventory increase of $19,448,000 was comprised of an approximately $4,646,000 increase in non-returnable inventory related to expansion of the Company's publishing activities and to purchases exceeding net sales of certain titles purchased on a non-returnable or partially returnable basis. Returnable inventory increased approximately $14,802,000 as a result of a variety of circumstances which are believed to be short term in nature, including the timing of receipt of individual high volume titles, the impact of reducing initial customer laydown quantities and the timing of returns to publishers of certain titles.
A majority of the increase in inventories was offset by an increase in accounts payable of $14,881,000 from levels at March 31, 1996.

 The working capital required to finance inventories is directly related to inventory turnover rate and trade credit terms provided by publishers. Trade credit terms from the Company's vendors did not change significantly during fiscal 1997. Inventory turnover rates declined to 4.2 times in fiscal 1997 from
4.5 times in fiscal 1996.

 The Company had available at March 31, 1997 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at the prime rate (8.5 percent at March 31, 1997). The Company did not borrow on its line of credit during fiscal 1997 or fiscal 1996. The line of credit expires July 31, 1998.

 The Company believes that its working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations. Although the Company has no commitments to do so at the present time, the Company may consider strategic acquisitions where deemed appropriate. Such acquisitions, if any, could affect the Company's liquidity and capital resources.

IMPACT OF INFLATION
 The Company has been subject to relatively low prevailing inflation rates in all countries in which it operates, with the exception of Mexico, during fiscal 1997, 1996 and 1995. The Company has generally been able to adjust its selling prices in all countries in which it operates to offset increased costs of merchandise and expects to be able to continue to do so in the foreseeable future. While the international activities are not a significant part of the Company's overall operations, the continued high rates of inflation in Mexico may result in future foreign currency exchange losses.

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

 The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, the Company's concentration of sales and credit risk with two customers, the Company's ability to impact customer return rates, currency and other risks related to foreign operations, the Company's expansion plans, the results of financing efforts and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results during fiscal 1998 and beyond and cause such results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

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


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advanced Marketing Services, Inc.:

 We have audited the accompanying consolidated balance sheets of ADVANCED MARKETING SERVICES, INC. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

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

                                             								ARTHUR ANDERSEN LLP

San Diego, California
May 14, 1997


                      ADVANCED MARKETING SERVICES, INC.

                        CONSOLIDATED BALANCE SHEETS

                       AS OF MARCH 31, 1997 AND 1996

ASSETS
  				 	                             				          1997		       1996
      	 								                                   (In Thousands)
Current Assets

Cash and Cash Equivalents                      $ 13,592       $ 8,706

Investments, Available-For-Sale (Note 2)          9,177        12,532

Accounts Receivable-Trade, Net of
Allowances For Uncollectible Accounts
and Sales Returns of $3,782,000 in 1997
and $4,173,000 in 1996                           53,564        57,700

Vendor and Other Receivables                      2,801         2,213

Inventories                                      91,745        72,297

Deferred Income Taxes (Note 4)                    5,482         5,279

Prepaid Expenses                                    809           575

     Total Current Assets                       177,170       159,302

Property and Equipment, At Cost                   9,206         7,837

Less: Accumulated Depreciation and
Amortization                                      5,445         4,769

     Net Property and Equipment                   3,761         3,068

Investments, Available-For-Sale (Note 2)          2,063             -

Other Assets                                        507           281

Total Assets                                  $ 183,501     $ 162,651

The accompanying notes are an integral part of these consolidated balance sheets.

                     ADVANCED MARKETING SERVICES, INC.

                       CONSOLIDATED BALANCE SHEETS

                      AS OF MARCH 31, 1997 AND 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
    										                                     1997	     	  1996
     									                           (In Thousands, Except Share Data)
Current Liabilities

Accounts Payable                              $ 119,507    $ 104,626

Accrued Liabilities                               5,318        5,309

Income Taxes Payable                                889        1,745

     Total Current Liabilities                  125,714      111,680

Commitments (Note 5)                                  -            -

Stockholders' Equity (Note 7):

Common Stock $.001 Par Value, Authorized
20,000,000 Shares, Issued 6,228,000 Shares
in 1997 and 6,174,000 Shares in 1996.
Outstanding: 5,521,000 Shares in 1997 and
5,466,000 Shares in 1996.                             6             6

Additional Paid-In Capital                       26,319        25,968

Retained Earnings                                33,569        27,113

Unrealized Gain on Investments                        9             8

Foreign Currency Translation Adjustment             (86)          (94)

Less: Treasury Stock, 708,000 shares in
1997 and 1996, at Cost                           (2,030)       (2,030)

     Total Stockholders' Equity                  57,787        50,971

Total Liabilities and Stockholders' Equity    $ 183,501     $ 162,651

The accompanying notes are an integral part of these consolidated balance sheets.


                     ADVANCED MARKETING SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF INCOME

           FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   1997       1996       1995
Net Sales                                     $ 385,651  $ 365,499  $ 303,708

     Cost of Goods Sold                         347,277    328,361    274,776

Gross Profit                                     38,374     37,138     28,932

     Distribution and Administrative Expenses    28,903     28,243     24,083

Income From Operations                            9,471      8,895      4,849

     Interest Expense                               (20)         -        (35)

     Interest and Dividend Income                   916      1,209        894

Income Before Provision For Income Taxes         10,367     10,104      5,708

     Provision for Income Taxes (Note 4)          3,911      4,003      2,346

Net Income                                     $  6,456   $  6,101   $  3,362

Net Income Per Common and Common Share
Equivalent:

     Primary                                     $ 1.13     $ 1.09     $ 0.60

     Fully Diluted                               $ 1.13     $ 1.07     $ 0.60

Weighted Average Number of Common and
Common Share Equivalents Outstanding:

     Primary                                      5,716      5,619      5,588

     Fully Diluted                                5,716      5,699      5,611

The accompanying notes are an integral part of these consolidated statements.


                      Advanced Marketing Services, Inc.

              Consolidated Statements Of Stockholders' Equity

             For The Years Ended March 31, 1997, 1996, And 1995
                               (In Thousands)

                                         Unrealized   Foriegn
      Common Stock   Additional          (Gain) Loss  Currency
       Outstanding    Paid-In  Retained      On       Translation Treasury
      Shares  Amount  Capital  Earnings  Investments  Adjustment  Stock   Total
Balance, March 31, 1994
       5,433    $ 6  $24,851    $17,650        $ -        $ -    $(880) $41,627

Exercise of Options to Purchase Common Stock
         173      -      668         -           -          -        -      668

Purchase of Treasury Stock
        (211)     -        -         -           -          -    (1,150) (1,150)

Unrealized (Loss) on Investments
           -      -        -         -        (46)          -         -     (46)

Foreign Currency Translation Adjustment
           -      -        -         -          -        (124)        -    (124)

Net Income
           -      -        -     3,362          -           -         -   3,362

Balance, March 31, 1995
       5,395      6   25,519    21,012        (46)       (124)   (2,030) 44,337

Exercise of Options to Purchase Common Stock
          71      -      449         -          -           -         -     449

Unrealized Gain on Investments
           -      -        -         -         54           -         -      54

Foreign Currency Translation Adjustment
           -      -        -         -          -          30          -     30

Net Income
           -      -        -     6,101          -           -          -  6,101

Balance, March 31, 1996
        5,466     6   25,968    27,113          8         (94)   (2,030) 50,971

Exercise of Options to Purchase Common Stock
           55      -     351         -          -           -          -    351

Unrealized Gain on Investments
            -      -       -         -          1           -          -      1
Foreign Currency Translation Adjustment
            -      -       -         -          -           8          -      8
Net Income
            -      -       -      6,456         -           -          -  6,456

Balance, March 31, 1997
         5,521   $ 6 $ 26,319  $ 33,569       $ 9       $ (86) $(2,030) $57,787

The accompanying notes are an integral part of these consolidated statements.

                     Advanced Marketing Services, Inc.
                  Consolidated Statements Of Cash Flows
           For The Years Ended March 31, 1997, 1996, And 1995
                             (In Thousands)

                                                         1997     1996     1995
Cash Flows From Operating Activities:

Net Income                                            $ 6,456  $ 6,101  $ 3,362
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
  Depreciation & Amortization                           1,289      897      909
  Provision For Uncollectible Accounts and Sales
  Returns                                                 749    1,922      899
  Deferred Income Taxes                                  (203)  (2,168)    (490)
  Provision For Markdown of Inventories                 2,979    3,976    2,766
  Changes in Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable-Trade    3,343  (22,529) (14,883)
    (Increase) Decrease in Vendor and Other
    Receivables                                          (588)    (547)     437
    Increase in Inventories                           (22,587)  (6,823)  (9,952)
    (Increase) Decrease in Other Assets                  (460)    (361)     293
    Increase in Accounts Payable                       15,022   19,335   18,068
    Increase (Decrease) in Accrued Liabilities             16    2,341     (191)
    Increase (Decrease) in Income Taxes Payable          (855)   1,140      310
  Net Cash Provided By Operating Activities             5,161    3,284    1,528

Cash Flows From Investing Activities:
  Purchase/Disposal of Property and Equipment, Net     (1,982)  (1,644)  (1,057)
  Purchase of Investments, Available-For-Sale          (8,672) (31,535) (67,553)
  Sale and Redemption of Investments, Available-For-
  Sale                                                  9,965   29,222   73,361
  Net Cash Provided By (Used In) Investing Activities    (689)  (3,957)   4,751

Cash Flows From Financing Activities:
  Proceeds from Exercise of Options and Related Tax
  Benefit                                                 351      449      668
  Purchase of Treasury Stock                                -        -   (1,150)
  Net Cash Provided By (Used In) Financing Activities     351      449     (482)

Effect of Exchange Rate Changes on Cash                    63     (105)     310

Increase (Decrease) in Cash and Cash Equivalents        4,886     (329)   6,107

Cash and Cash Equivalents, Beginning of Year            8,706    9,035    2,928

Cash and Cash Equivalents, End of Year               $ 13,592 $  8,706 $  9,035

Supplemental Disclosures of Cash Flow Information:
     Cash paid During the Year For:
          Interest                                    $     -  $     -  $    35
          Income Taxes                                $ 4,887  $ 4,927  $ 2,355

The accompanying notes are an integral part of these consolidated statements.



                       ADVANCED MARKETING SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

	Advanced Marketing Services, Inc., a Delaware corporation, (the "Company") distributes general interest books, pre-recorded audio cassettes (books on tape), CD-ROM and video cassettes primarily to membership warehouse clubs and other specialty retailers. The Company established subsidiaries in Mexico and the United Kingdom to distribute similar media products including music (U.K.
only).

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

CASH AND CASH EQUIVALENTS

	The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.  Cash equivalents consisting of money market funds totaled $7,953,000 and $5,046,000 as of March
31, 1997 and 1996, respectively.

INVESTMENTS, AVAILABLE-FOR-SALE

	Investments, available-for-sale consist principally of highly rated corporate and municipal bonds.  The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 which requires the use of fair value accounting for debt and equity securities, except in those cases where there is a positive intent and ability to hold debt securities to maturity.  See Note 2.

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

	Approximately 80 and 84 percent of the Company's accounts receivable balances at March 31, 1997 and 1996, respectively, were concentrated with two major customers in the warehouse club industry.

ACCOUNTS RECEIVABLE ALLOWANCES

	In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return.  On approximately 91 percent of the Company's purchases, the Company has the right to return unsold product to publishers.  The Company has provided allowances of $2,035,000 and
$2,173,000 as of March 31, 1997 and 1996, respectively, for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions.  The Company has also provided allowances for uncollectible trade accounts receivable of $1,747,000 and $2,000,000 as of March
31, 1997 and 1996, respectively.

VENDOR AND OTHER RECEIVABLES

	Vendor and other receivables primarily consist of amounts due from vendors for purchase rebates and for merchandise returned to vendors.

INVENTORIES

	Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROM and pre-recorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market. The Company's rights to return to publishers were limited or non-existent on approximately 26 and 27 percent of the Company's inventories at March 31, 1997 and 1996, respectively.

DEPRECIATION AND AMORTIZATION

	Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives (ranging from three to five years) of the assets.

LONG-LIVED ASSETS

 In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The statement requires entities to review long-lived assets and certain intangible assets in certain circumstances, and if the value of the asset is impaired, an impairment loss must be recognized. This pronouncement had no material effect on the Company's financial position or results of operations.

SIGNIFICANT CUSTOMERS

	A substantial portion of the revenue earned by the Company is derived from a
limited number of customers.   Two customers accounted for 44 and 36 percent
of net sales in fiscal 1997, 43 and 40 percent of net sales in fiscal 1996 and
46 and 39 percent of net sales in fiscal 1995.  No other customers accounted for
10 percent or more of the Company's net sales during these years.

REVENUE RECOGNITION

	Sales and related cost of sales are recognized upon delivery of merchandise to customer locations.  The Company provides reserves for the effect of estimated future sales returns.

INCOME TAXES

	The Company provides currently for taxes on income regardless of when such taxes are payable in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. See Note 4.

PER SHARE INFORMATION

 Per share information is based on the weighted average number of common shares and, when applicable, dilutive common share equivalents outstanding during the periods. The effects of all anti-dilutive common share equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

 Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued in February 1997 and becomes effective for the Company's fiscal year ending March 31, 1998. SFAS No. 128 modifies the way in which earnings per per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of the standard, the Company will disclose basic and diluted EPS for fiscal 1998 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. If the Company had adopted SFAS No. 128 for fiscal 1997, basic EPS would have been $1.18 per share versus $1.13 reported for primary EPS. Diluted EPS would have been $1.13 per share, unchanged from fully diluted EPS reported in fiscal 1997.

2.	INVESTMENTS, AVAILABLE-FOR-SALE

	Investments, available-for-sale at March 31, 1997 and March 31, 1996 are as follows (in thousands):

                                                  Gross      Gross  Estimated
                                   Amortized  Unrealied  Unrealied       Fair
                                        Cost      Gains     Losses      Value
March 31, 1997

Debt Securities Issued By States
of the U.S. and Political
Subdivisions of the States          $ 11,231       $ 10        $ 1  $ 11,240

March 31, 1996

Debt Securities Issued By States
of the U.S. and Political
Subdivisions of the States          $ 12,524       $  8       $  -  $ 12,532


	Investments in debt securities issued by states of the U.S. and political subdivisions of the States as of March 31, 1997 in the amount of approximately $9,177,000 are scheduled to mature within one year and $2,063,000 are scheduled to mature within two years.

	Proceeds from the sale of investments aggregated approximately $4,438,000 for year ended March 31, 1997.  The realized net gain on these sales totaled approximately $3,000.  Proceeds from the sale of investments during the same period of the previous year totaled approximately $15,128,000 on which a net loss of approximately $42,000 was realized.  The Company uses the specific identification method in determining cost on these investments.  The change in net unrealized gain on investments was an increase of approximately $1,000 and
$54,000 for the years ended March 31, 1997 and 1996.

3.	LINE OF CREDIT

	The Company had available at March 31, 1997 and 1996 an unsecured bank line of credit with a maximum borrowing limit of $10 million.  The interest rate is at prime (8.5 and 8.25 percent at March 31, 1997 and 1996, respectively). The line of credit expires July 31, 1998.  As of and during the years ended March 31,
1997 and 1996, there were no borrowings on the Company's line of credit.

4.	INCOME TAXES

 The components of the provision for income taxes are as follows (in thousands):

        				                              YEAR ENDED MARCH 31,
                                         1997     1996     1995
Current:
     Federal                          $ 3,348  $ 5,034  $ 2,282
     State                                767    1,137      554

Deferred:
     Federal                             (167)  (1,775)    (374)
     State                                (37)    (393)    (116)

                                      $ 3,911  $ 4,003  $ 2,346

 A reconciliation of the provision for income taxes at the statutory federal income tax rate of 34 percent to the effective tax provision as reported is as follows (in thousands):

                                         1997     1996     1995
Taxes At Statutory Federal Rate       $ 3,525  $ 3,435  $ 1,941
State Income Taxes, Net of
Federal Benefit                           480      470      264
Tax-Exempt Interest and
Dividend Income                          (129)    (102)     (74)
Loss on Foreign Operations                 14      186      131
Other                                      21       14       84

                                      $ 3,911  $ 4,003  $ 2,346

 The temporary differences which give rise to the deferred tax assets as of March 31, 1997 and 1996 are as follows (in thousands):

     					                                  AS OF MARCH 31,
                                           1997         1996
Inventory Reserves                      $ 2,653      $ 2,519
Allowances For Sales Returns and
Uncollectible Accounts                    1,184        1,360
Depreciation and Amortization               218          218
Vacation Pay and Accrued
Compensation                                 59           47
Accounts Payable Accruals                 1,247        1,014
Other                                       121          121

                                        $ 5,482      $ 5,279

5.	COMMITMENTS

	The Company leases its facilities and certain equipment under non-cancelable operating leases.  Rental expense for the years ended March 31, 1997, 1996 and
1995 was $2,998,000, $2,834,000 and $2,641,000 respectively.  The leases have initial expiration dates ranging from 1997 to 2008.  Certain of the leases contain renewal options, termination options and periodic adjustment of the minimum monthly rental payment based upon increases in the Consumer Price Index.

	At March 31, 1997, the aggregate future minimum rentals are as follows (in thousands):

                        		YEAR ENDING MARCH 31, 		                AMOUNT
                                 1998                            $ 3,005
                                 1999                              2,930
                                 2000                              2,899
                                 2001                              2,012
                                 2002                             	1,836
                          	Thereafter                              7,234
                                                              		$ 19,916

6.	EMPLOYEE BENEFIT PLANS

	The Company has a qualified 401(k) profit-sharing plan covering substantially all of its employees.  The Company matches, at a 25 percent rate, employee contributions up to 4 percent of compensation.  In fiscal years 1997, 1996 and
1995, the Company's matching contributions equaled $71,000, $45,000 and $43,000, respectively.  The plan also provides for discretionary Company contributions as approved by the Board of Directors.  Company discretionary contributions of
$262,000, $251,000 and $149,000 for the years ended March 31, 1997, 1996 and
1995, respectively, are included in the accompanying statements of income.

	On March 1, 1996, the Company introduced a deferred compensation plan which permits eligible employees and officers to defer a portion of their compensation and requires the Company to provide certain matching amounts and accrued interest as defined in the plan.  The deferred compensation, together with company matching and accumulated interest, is accrued and amounted to approximately $274,000 at March 31, 1997.  The deferred compensation plan is funded under a trust agreement whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan.  The expense associated with the plan, including life insurance costs, was $92,000 for fiscal 1997.

7.	STOCK OPTION PLANS

	The Company has two stock option plans (the "Plans") which provide for the grant of incentive stock options or nonqualified stock options to employees and directors of the Company. Nonemployee directors are only eligible to be granted nonqualified stock options. Incentive stock options may be granted at prices not less than 100% of the fair market value of such shares at the date of grant (110% with respect to optionees who are 10% or more stockholders of the Company). Nonqualified options may be granted at prices not less than 85% of the fair market value of such shares at the date of grant. Options granted under the Plans become exercisable in installments as determined by the Board of Directors. There were 676,000 shares issuable under the 1987 Plan and are 400,000 shares issuable under the 1995 Plan. The expiration date of the options is determined by the Board of Directors and does not exceed 10 years for incentive options (5 years with respect to optionees who are 10% or more stockholders of the Company) and 10 years and 1 day for nonqualified options.
As of March 31, 1997, no further options may be granted under the 1987 Plan.

	The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options. Had compensation expense been recorded for options granted in fiscal years 1997 and 1996, the Company's net income and earnings per share would have been reduced approximately $85,000 or $.01 per share in fiscal 1997. The impact on net income for fiscal 1996 would not have been material. These amounts are for disclosure purposes only and may not be representative of future calculations since additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 1997 and 1996: expected volatility of 45 percent; risk-free interest rate of 6.5 percent; expected option life of 5 years; and no dividend yield.

	The changes in the number of common shares under option for the years ended
March 31, 1995, 1996, and 1997 are summarized as follows:

                                         1995 PLAN               1987 PLAN
                                  Number of    Weighted   Number of    Weighted
                                     Shares  Avg. Price      Shares  Avg. Price
Outstanding As Of March 31, 1994        ---       $ ---     458,030      $ 3.66

     Granted                        150,000        5.42      95,000        4.87
     Exercised                          ---         ---     173,120        2.21
     Forfeited                          ---         ---      25,000        4.96

Outstanding As Of March 31, 1995    150,000        5.42     354,910        4.60

     Granted                         81,500       11.16      39,500        9.18
     Exercised                          ---         ---      70,920        4.52
     Forfeited                          ---         ---      13,700        5.09

Outstanding As Of March 31, 1996    231,500        7.42     309,790        5.18

     Granted                         11,500        8.94         ---         ---
     Exercised                          ---         ---      54,300        5.00
     Forfeited                       13,000       11.16       1,400        5.02

Outstanding As Of March 31, 1997    230,000      $ 7.31     254,090      $ 5.22

Exercisable As Of March 31, 1997     60,000      $ 5.42     167,090      $ 4.58

8.	SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

 					                                        QUARTERS (YEARS ENDED MARCH 31)
             						                    1st   		    2nd         3rd          4th
						                                (In Thousands Except Per Share Data)
Fiscal 1997

  Net Sales                       $ 97,797    $ 87,939    $ 112,965    $ 86,950
  Cost of Sales                     88,612      78,758      101,508      78,399
  Net Income                         1,227       1,699        2,866         664
  Net Income Per Common and
  Common Share Equivalent:
     Primary                        $ 0.21      $ 0.30       $ 0.50      $ 0.12
     Fully Diluted                  $ 0.21      $ 0.30       $ 0.50      $ 0.12
  Weighted Average Number of
  Common and Common Share
  Equivalents Outstanding:
     Primary                         5,746       5,715        5,692       5,604
     Fully Diluted                   5,749       5,697        5,697       5,604

Fiscal 1996

  Net Sales                       $ 76,040    $ 90,318    $ 121,396    $ 77,745
  Cost of Sales                     68,639      81,604      109,014      69,104
  Net Income                           754       1,765        2,904         678
  Net Income Per Common and
  Common Share Equivalent:
     Primary                        $ 0.14      $ 0.32       $ 0.52      $ 0.12
     Fully Diluted                  $ 0.14      $ 0.32       $ 0.51      $ 0.12
  Weighted Average Number of
  Common and Common Share
  Equivalents Outstanding:
     Primary                         5,519       5,568        5,637       5,700
     Fully Diluted                   5,544       5,591        5,671       5,714

Fiscal 1995

  Net Sales                       $ 76,816    $ 76,653     $ 91,226    $ 59,013
  Cost of Sales                     70,053      69,962        82,39      52,371
  Net Income                            65         575        1,683         449
  Net Income Per Common and
  Common Share Equivalent:
     Primary                        $ 0.12      $ 0.10       $ 0.30      $ 0.08
     Fully Diluted                  $ 0.12      $ 0.10       $ 0.30      $ 0.08
  Weighted Average Number of
  Common and Common Share
  Equivalents Outstanding:
     Primary                         5,564       5,622        5,644       5,533
     Fully Diluted                   5,558       5,655        5,636       5,556

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	     The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the "Security Ownership of Certain Beneficial
Owners and Management," "Management," "Executive Compensation - Summary of Cash
and Other Compensation," "- Option Grants" and "- Option Exercises and
Holdings,"  "Certain Transactions" and "Compliance with Section 16(a) of
Exchange Act" sections of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on  June 20,
1997.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)	1.	See Index to Consolidated Financial Statements contained in Item 8 herein.

   		2. See Index to Schedule to Consolidated Financial Statements included herein.

   		3. See Item 14(c) for Index of Exhibits.

	(b)	No reports on Form 8-K filed during the fourth quarter ended March 31,
     1997.

	(c)	Exhibits

 		  3.1  Registrant's Certificate of Incorporation, as amended. (1)

 		  3.2  Registrant's Bylaws, as amended. (1)

  		10.1	 1987 Stock Option Plan (2)

  		10.2	 Employee Profit-Sharing Plan (3)

  		10.3	 1995 Stock Option Plan (4)

  		10.4  Employment Agreement between the Company and Charles C.
          Tillinghast, III

  		11.0  Statement re Computation of Per Share Earnings

  		21.0  Subsidiaries of the Registrant

  		23.1  Consent of Arthur Andersen LLP

  		27.0  Financial Data Schedule

	(d)	The required financial statement schedules are listed on the Index to
     Schedule to Consolidated Financial Statements included herein.


	(1)		Incorporated by reference to Registrant's Report on Form 8-K (File No.
      0-16002) for July 25, 1991, as filed on October 18, 1991.

	(2)		Incorporated by reference to Registrant's Annual Report on Form 10-K (File
      No. 0-16002) for the fiscal	year ended March 31, 1992, as filed on June
      26, 1992.

	(3)		Incorporated by reference to Registrant's Registration Statement on Form
      S-1 (File No. 33-14596) filed	on May 28, 1987.

	(4)		Incorporated by reference to Registrant's Registration Statement on Form
      S-8 (File No. 333-01155 filed	on February 22, 1996.)


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC.

Date:	 June 23, 1997	                    By:	/s/ Charles C. Tillinghast, III
                                         Charles C. Tillinghast, III
                                   					 Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  June 23, 1997	                    By:	/s/ Charles C. Tillinghast, III
                                     				Charles C. Tillinghast, III
                                     				Chairman of the Board and Director

Date:  June 23, 1997                     By:	/s/ Michael M. Nicita
                                         Michael M. Nicita
                                         Chief Executive Officer and Director
                                     				(Principal Executive, Financial and
                                    				 Accounting Officer)

Date:  June 23, 1997                     By: /s/ Loren C. Paulsen
                                    					Loren C. Paulsen
                                     				Director

Date:  June 23, 1997                     By: /s/ James A. Leidich
                                     				James A. Leidich
                                     				Director

Date:  June 23, 1997                     By: /s/ E. William Swanson, Jr.
                                     				E. William Swanson, Jr.
                                     				Director

Date:	 June 23, 1997	                    By: /s/ Trygve E. Myhren
                                    					Trygve E. Myhren
                                     				Director

Date	  June 23, 1997                     By: /s/ Lynn S. Dawson
                                    					Lynn S. Dawson
                                    					Director

Date:  June 23, 1997                     By: /s/ Robert F. Bartlett
                                    					Robert F. Bartlett
                                    					Director



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

                               SCHEDULE II

                      ADVANCED MARKETING SERVICES, INC.

                      VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                               (In Thousands)

                            Balance at    Additions               Balance at
	                            beginning      charged	                  end of
                 	           of period    to income   Deductions	     period
1995

Allowance for
	uncollectible accounts
	and sales returns	            $ 1,986      $   899     $   353      $ 2,532

Reserve for
	markdown of
	inventory   	                 $ 4,723      $ 2,766     $ 2,585      $ 4,904


1996

Allowance for
	uncollectible accounts
	and sales returns	            $ 2,532      $ 2,049     $   408      $ 4,173

Reserve for
	markdown  of
	inventory	                    $ 4,904      $ 4,010     $ 3,027      $ 5,887

1997

Allowance for
	uncollectible accounts
	and sales returns	            $ 4,173     $    989     $ 1,380      $ 3,782

Reserve for
	markdown  of
	inventory	                    $ 5,887      $ 2,983     $ 3,187      $ 5,683

Exhibit 10.4
                           Employment Agreement

THIS EMPLOYMENT AGREEMENT is made and entered into as of July 16, 1996 by and between Advanced Marketing Services, Inc., a Delaware "Company"), and Charles C. Tillinghast, III ("Executive").

RECITALS

     WHEREAS, Executive has served the Company as Chairman of the Board and Chief Executive Officer since November 1994 and, prior thereto, as Chairman of the Board, President and Chief Executive Officer since the Company's inception in 1982;
     WHEREAS, Executive's leadership and services have constituted a major factor in the successful growth and development of the Company;
     WHEREAS, in anticipation of retirement, Executive wishes to reduce gradually his active involvement in the management of the Company;
     WHEREAS, in order to provide for an orderly, efficient and successful transition in the management of the Company, Executive and the Company desire to specify the terms of Executive's resignation as Chief Executive Officer of the Company and continued service as Chairman of the Board of the Company;

AGREEMENT

NOW, THEREFORE, in consideration of the foregoing recitals, the mutual promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.	Term.  The Company hereby agrees to employ Executive, and Executive hereby grees to serve the Company, on the terms and conditions set forth in this Agreement, for a five-year period commencing on January 1, 1997 (such period, subject to termination as provided herein, being referred to as the "Period of Employment").

2.	Resignation as Chief Executive Officer.  The Executive hereby tenders, and the Company hereby accepts, the Executive's resignation from his position as Chief Executive Officer of the Company, effective as of the close of business December 31, 1996.

3.	Continuing Duties and Services.  During the Period of Employment, the Company
shall use it's best efforts to nominate Executive for a seat on the Company's
Board of Directors (the "Board of Directors"), to cause his election thereto and to designate Executive as Chairman of the Board.  During the Period of
Employment, Executive agrees to serve the Company as Chairman of the Board and and to perform such other reasonable and appropriate duties and responsibilities customary for the position of Chairman of the Board as may be requested of him by the Board of Directors, in accordance with the terms herein set forth.  In addition, during the Period of Employment, the Company shall use its best efforts to nominate Executive and cause his election, and Executive shall continue to serve, as a member of the Stock Option Committee for the Company's
1987 Stock Option Plan, the Company's 1995 Stock Option Plan and as a member of the Committee administrating the Company's Deferred Compensation Plan.  It is
intended that during the first year of the Period of Employment, Executive shall serve the Company on a full-time basis.  Thereafter, the number of days per year that Executive shall be required to serve shall decrease proportionately during the Period of Employment, such that during the fifth year of the Period of
Employment, Executive shall only be required to serve the Company on an approximately half-time basis; provided, however, that the parties intend that in no event shall Executive's services be provided for less than 1,000 hours per calendar year.  The principal place of performance by Executive of his duties hereunder shall be in San Diego, California or at such other location as may be mutually agreed upon by the Company and the Executive; provided, however, that
Executive may be reasonably required to travel outside that area in connection with Company business.

4.	Compensation.

(a)	Salary and Bonuses.  As compensation for his services hereunder, the
Company shall pay Executive, during the Period of Employment, annual base salary in the amounts set forth on Exhibit A hereto, payable in accordance with the Company's normal payroll procedures for senior executives, or at such other times as may mutually be agreed upon by the Company and Executive. Although it is intended that Executive's base salary shall be as set forth on Exhibit A, Executive's base salary may be subject to periodic increase by the Board of Directors in its discretion. Executive shall be entitled to participate in the Company's bonus plan, deferred compensation plan and any other plan or plans which the Company may adopt during the Period of Employment, all on terms and conditions that are consistent with those established by the Compensation Committee of the Board of Directors in prior years or otherwise available to senior Company executives.

(b)	Fringe Benefits.  During the Period of Employment, Executive shall be entitled to coverage under the Company's employee benefit programs (as such programs are in effect from time to time), including without limitation any pension plan, profit-sharing plan, savings plan, deferred compensation plan and medical, life and disability insurance plan or arrangement, on terms no less favorable than those generally made available to the Company's senior executive officers; provided, however, that if coverage of Executive on such terms is not permitted under the provisions of any such benefit program, the Company shall, at its own expense, provide the Executive with a comparable level of benefits during the Period of Employment; and provided further that with respect to any current or future deferred compensation plan which provides for a vesting period of five years or greater, all amounts contributed by or on behalf of Executive, plus all interest accrued thereon, shall be deemed fully vested as of the last
day of the Period of Employment.   Executive shall also be entitled to all other
Company provided employment fringe benefits on terms not less favorable than those made available to the Company's senior executive officers.

(c)	Expenses.  All travel, entertainment and other expenses incident to the rendering of services by Executive hereunder shall be paid by the Company. If any such expenses are paid in the first instance by Executive, the Company shall reimburse Executive therefor on presentation of the appropriate documentation, subject to the Company's normal rules with respect to documentation of such expenses.

(d)	Vacation.  Executive shall be entitled to paid vacation, on the same basis as other senior executives of the Company based on length of service, to be taken at a time or times mutually satisfactory to Executive and the Company. In addition, Executive shall be entitled to participate in any sabbatical program which the Company has now or in the future during the Period of Employment.

5.	Early Termination.

(a)	For Cause.  Executive may be discharged by the Company only for Cause (as defined in Section 5(d) hereof), in which event the Period of Employment hereunder shall cease and terminate and the Company shall have no further obligation or duties under this Agreement, except for obligations accrued under
Section 4 at the date of termination. In the event that the Board of Directors shall determine that grounds exist for terminating the Period of Employment hereunder for Cause, the Company shall, within 60 days after the discovery of the Cause, send notice to the Executive that his employment is terminated effective not sooner than 30-days following the notice and specifying in reasonable detail the facts based upon which Cause exist for such actions.

(b)	Due to Death or Disability.  The Period of Employment hereunder shall cease and terminate upon the earliest to occur of the following events:
(i) the death of Executive, or (ii) at the election of the Board of Directors (subject to the Americans With Disabilities Act), the inability of Executive by reason of physical or mental disability to continue the substantial performance of his duties hereunder for a period of 180 consecutive days. In the event that the Board of Directors shall elect to terminate the Period of Employment pursuant this Section 5(b), it shall provide Executive with not written notice of its election to do so. Upon termination of the Period of Employment pursuant to this Section 5(b), the Company shall continue to pay to Executive or his estate, as the case may be, the entire compensation otherwise payable to him under Section 4 hereof for the lesser of one year or the remaining Period of Employment.

(c)	In the event that (i) Executive is discharged by the Company other than for
Cause or other than pursuant to Section 5(b) hereof by reason of physical or mental disability, or (ii) Executive terminates employment with the Company
For Good Reason (as defined in Section 5(e) hereof) (collectively an "Untimely
Termination"), Executive shall have no further obligations or duties under this
Agreement; provided, however, that Executive shall continue to be bound by the provisions of Section 6 hereof if the Company performs its obligations under this Section 5(c).  In the event of an Untimely Termination, Executive shall nevertheless be entitled to the compensation specified in Section 4 hereof with an assumed termination date of that date on which the Period of Employment would have expired but for such Untimely Termination.

(d)	For purposes of this Agreement, Cause shall be deemed to exist only
(i) willful misconduct in the substantial performance of his duties and obligations hereunder or (ii) upon the material breach by Executive of this Agreement.

(e)	For purposes of this Agreement, the term "For Good Reason" shall mean (i)
the assignment to Executive of any duties or responsibilities which are inconsistent with Executive's position (including status, office, title and reporting requirements), authority, duties or responsibilities as contemplated by Section 3, or any other action by the Company which results in a substantial diminishment in such position, authority, duties or responsibilities; (ii) the Company's requiring relocation of Executive, without his prior written consent, to a place of employment other than San Diego, California, except for travel reasonably required in the performance of Executive's responsibilities; or (iii) the Company's material breach of this Agreement.

6.	Confidentiality and Non-Competition.

(a)	The Company and Executive acknowledge that the services to be performed by
Executive under this Agreement are unique and extraordinary and, as a result of such employment, Executive will be in possession of confidential information, proprietary information and trade secrets (collectively, "Confidential
Material") relating to the business practices of the Company. Executive agrees that he will not, directly or indirectly, (i) disclose to anyone other than the Company and its affiliates and subsidiaries or any of their respective officers, directors or agents, either during or after his employment by the Company or
(ii) use, except during his employment by the Company in the business and for the benefit of the Company, any Confidential Material acquired by Executive during his employment by the Company, without the prior written consent of the Company, unless (i) Executive is required to disclose any such information by judicial or administrative process or, in the opinion of counsel, by other requirements of law, (ii) such information in the public domain through no fault of the Executive, or (iii) such information has been lawfully acquired by Executive from other sources unless Executive knows that such information was obtained in violation of an agreement of confidentiality or law. Upon termination of his employment with the Company for any reason, Executive agrees to return to the Company all tangible manifestations of Confidential Materials. All programs, ideas, strategies, approaches, practices or inventions created, developed, obtained or conceived of by Executive prior to or during the term thereof, and all business opportunities presented to Executive during the term hereof by reason of his engagement by the Company, shall be owned by and belong exclusively to the Company, provided that they are related in any manner to its business. Executive shall (i) promptly disclose all such programs, ideas, strategies, approaches, practices, inventions or business opportunities to the Company and (ii) execute and deliver to the Company, without additional compensation, such instruments as the Company may require from time to time to evidence its ownership of any such items.

(b)	Executive agrees that during the term hereof and for a period of 12 months thereafter, he will not become a stockholder, director, officer, employee or agent of or consultant to any corporation (other than the Company), or member of or consultant to any partnership or other entity, or engage in any business as a sole proprietor or act as a consultant to any such entity, or otherwise engage, directly or indirectly, in any enterprise, in each case which competes with any business or activity engaged in, or known by Executive to be contemplated to be engaged in, by the Company within 100 miles of any location in which the Company does business or in which Executive has knowledge that the Company contemplates doing business; provided, however, that competition shall not include the ownership (solely as an investor and without any other participation in or contact with the management of the business) of less than five percent of the outstanding shares of stock of any corporation engaged in any such business, which shares are regularly traded on a national securities exchange or in an over-the-counter market. Executive agrees that during the non-compete period referred to in this Section 6, neither Executive nor any person or enterprise controlled by Executive will solicit for employment any person employed by the Company at, or at any time within three months prior to, the time of the solicitation.

(c)	Executive agrees that the remedy at law for any breach by him of this
Section 6 will be inadequate and that the Company shall be entitled to injunctive relief.

7.	Miscellaneous.

(a)	Notices.  Any notice or other communication required or permitted to be given hereunder shall be made in writing and shall be delivered in person, by facsimile transmission or mailed by prepaid registered or certified mail, return receipt requested, addressed to the parties as follows:

If to the Company:	                  Advanced Marketing Services, Inc.
                                     5880 Oberlin Drive, Suite 400
                                     San Diego, California  92121
                                     Attention:  Chief Financial Officer
                                     Facsimile:  (619) 452-2167

If to Executive:	                    Charles C. Tillinghast, III
                                     1762 Nautilus Street
                                     La Jolla, California  92037
                                     Facsimile:  (619) 459-6407

or to such other address as the party shall have furnished in writing in accordance with this Section. Such notices or communications shall be effective upon delivery if delivered in person or by facsimile and either upon actual receipt or three (3) days after mailing, whichever is earlier, if delivered by mail.

(b)	Parties In Interest.  This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and to their respective successors, whether by operation of law or through the merger or consolidation of the Company or the sale of all or substantially all of the business or assets of the Company. This Agreement may otherwise not be assigned by either party without the express written consent thereto by the other party, which consent may be given or withheld in the sole and absolute discretion of such party.

(c)	Entire Agreement.  This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to such employment of Executive by the Company and contains all of the covenants and agreements between the parties with respect to such employment in any manner whatsoever. Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

(d)	Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of California, without giving effect to the choice of law or conflicts of laws rules and laws of such jurisdiction.

(e)	Severability.  In the event that any term or condition contained in this
Agreement shall for any reason be held by a court of competent jurisdiction to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other term or condition of this Agreement, but this Agreement shall be construed as if such invalid or illegal or unenforceable term or condition had never been contained herein. If a court of competent jurisdiction determines by final judgment that the scope, time period or geographical limitations set forth in Section 6 are too broad to be capable of enforcement, it may modify such covenants and enforce such provisions as to scope, time and geographical area as it deems equitable.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the dates across from their respective signatures, effective as of the date first written above.

                                ADVANCED MARKETING SERVICES, INC.
                                By:/s/ James A. Leidich
                                JAMES A. LEIDICH, Chairman of the Compensation Committee

                                /s/Charles C. Tillinghast, III
                                CHARLES C. TILLINGHAST, III

                                 EXHIBIT A
                     Period                   Salary
                  First Year             $  275,000/year
                  Second Year            $  225,000/year
                  Third Year             $  175,000/year
                  Fourth Year            $  175,000/year
                  Fifth Year             $  150,000/year

Exhibit 11.0

                      ADVANCED MARKETING SERVICES, INC.

                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

              FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                (UNAUDITED)

                  (in thousands except per  share data)

                                       		 1997    	 1996   	 1995
Net Income	                            $ 6,456   $ 6,101   $ 3,362

Weighted Average Number Of Common And
	Common Share Equivalents Outstanding:

Weighted Average Shares Outstanding 	    5,480     5,424     5,434

Weighted Average Common Share
	Equivalents - Dilutive Stock Options:

		Primary                                  	36       	95       	54
		Fully Diluted                       	    236	      275	      177

Total Weighted Average Common And
	Common Equivalent Shares:

		Primary	                               5,716     5,619     5,588
		Fully Diluted	                         5,716	    5,699	    5,611

Net Income Per Common And
	Common Share Equivalent:

		Primary	                              $ 1.13   $  1.09   $   .60
		Fully Diluted	                        $ 1.13   $  1.07 	 $   .60

_____________________________
The effects of all anti-dilutive common stock equivalents are excluded from the calculation of EPS.


Exhibit 21.0

Subsidiaries of the Registrant

	Advanced Marketing (UK) Limited - England
	Advanced Marketing  S. de R.L. de C.V. - Mexico
	Advanced Marketing Services Investments, Inc. - California Mira Mesa Marketing, Inc.


Exhibit 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statements, File Nos. 33-30467, 33-43792 and 333-01155.



San Diego, California					                                 ARTHUR ANDERSEN LLP
June 19, 1997