Form 10-Q
period 1997-06-28
ADVANCED MARKETING SERVICES INC
filed 1997-08-11
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-Q

(Mark One)
    [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
             For the quarterly period ended June 28, 1997

                                   OR

[ ]	     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

                              	YES X     NO

The number of shares of the Registrant's Common Stock outstanding as of July 31, 1997 was 5,541,309.


                     	ADVANCED MARKETING SERVICES, INC.
                      	Quarterly Report on Form 10-Q
                              	June 28, 1997


                                  	INDEX

                                                                         	Page
                                                                       	Number
PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	  June 28, 1997 (Unaudited), March 31, 1997 and
                 June 29, 1996 (Unaudited)	                              3 - 4

	Consolidated Statements of Income (Unaudited)
	  Three months ended June 28, 1997 and
                 June 29, 1996	                                              5

	Consolidated Statements of Cash Flows (Unaudited)
	  Three months ended June 28, 1997 and
	    June 29, 1996	                                                          6

	Notes to Consolidated Financial Statements	                             7 - 9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	                          10-11


PART II. OTHER INFORMATION	                                                 12


SIGNATURES	                                                                 12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (See Note 1 for basis of presentation)

                       	ADVANCED MARKETING SERVICES, INC.

                         	CONSOLIDATED BALANCE SHEETS

                                  	ASSETS

                                    AS OF

                              		      	     JUNE 28,     MARCH 31,    JUNE 29,
                                   			        1997         1997        1996
                    		                    (UNAUDITED)              (UNAUDITED)
                                                     (IN THOUSANDS)
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                 $   19,819    $  13,592    $    490

INVESTMENTS, AVAILABLE-FOR-SALE                2,852        9,177      14,870

ACCOUNTS RECEIVABLE - TRADE, NET OF
ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS
AND SALES RETURNS OF $3,832,000 AT JUNE
28, 1997, $3,782,000 AT MARCH 31, 1997
AND $4,152,000 AT JUNE 29, 1996               46,233       53,564      63,032

VENDOR AND OTHER RECEIVABLES                   2,558        2,801       1,369

INVENTORIES, NET                              84,859       91,745      82,971

DEFERRED INCOME TAXES                          4,758        5,482       5,533

PREPAID EXPENSES                                 971          809         586

      TOTAL CURRENT ASSETS                   162,050      177,170     168,851

PROPERTY AND EQUIPMENT, AT COST                9,378        9,206       8,486

LESS - ACCUMULATED DEPRECIATION AND
AMORTIZATION                                   5,703        5,445       5,018

     NET PROPERTY AND EQUIPMENT                3,675        3,761       3,468

INVESTMENTS, AVAILABLE-FOR-SALE                3,108        2,063         915

OTHER ASSETS                                   1,356          507         610

TOTAL ASSETS                                $170,189     $183,501    $173,844

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS

                      	ADVANCED MARKETING SERVICES, INC.

                        	CONSOLIDATED BALANCE SHEETS

                    	LIABILITIES AND STOCKHOLDERS' EQUITY

                                   AS OF

                                             JUNE 28,    MARCH 31,    JUNE 29,
                                     		        1997        1997         1996
                                          		 (UNAUDITED)    	      (UNAUDITED)
                                             (IN THOUSANDS EXCEPT SHARE DATA)
CURRENT LIABILITIES:

ACCOUNTS PAYABLE                             $105,002    $119,507    $116,085

ACCRUED LIABILITIES                             5,080       5,318       4,156

INCOME TAXES PAYABLE                              919         889       1,377

     TOTAL CURRENT LIABILITIES                111,001     125,714     121,618

STOCKHOLDERS' EQUITY:

COMMON STOCK, $.001 PAR VALUE, AUTHORIZED
20,000,000 SHARES, ISSUED 6,233,000 SHARES
AT JUNE 28, 1997, 6,228,000 SHARES AT MARCH
31, 1997 AND 6,178,000 SHARES AT JUNE 29, 1996      6           6           6

ADDITIONAL PAID IN CAPITAL                     26,351      26,319      26,004

RETAINED EARNINGS                              34,984      33,569      28,340

UNREALIZED GAIN ON INVESTMENTS                     47           9         --

FOREIGN CURRENCY TRANSLATION ADJUSTMENT           (80)        (86)        (94)

LESS: TREASURY STOCK, 718,000 SHARES AT JUNE
28, 1997 AND 708,000 SHARES AT MARCH 31,
1997 AND JUNE 29, 1996, AT COST                (2,120)     (2,030)     (2,030)

     TOTAL STOCKHOLDERS' EQUITY                59,188      57,787      52,226

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                       $170,189    $183,501    $173,844

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                      	ADVANCED MARKETING SERVICES, INC.

                     	CONSOLIDATED STATEMENTS OF INCOME

                                	(UNAUDITED)

                   	(IN THOUSANDS, EXCEPT PER SHARE DATA)

		                                                    THREE MONTHS ENDED
                    		                            JUNE 28,          JUNE 29,
		                                                  1997   	          1996
NET SALES                                        $ 82,080          $ 97,797

COST OF GOOD SOLD                                  72,378            88,612

  GROSS PROFIT                                      9,702             9,185

DISTRIBUTION AND ADMINISTRATIVE EXPENSES            7,815             7,481

  INCOME FROM OPERATIONS                            1,887             1,704

INTEREST AND DIVIDEND INCOME, NET                     353               234

  INCOME BEFORE PROVISION FOR INCOME TAXES          2,240             1,938

PROVISION FOR INCOME TAXES                            825               711

  NET INCOME                                     $  1,415          $  1,227

  NET INCOME PER COMMON AND COMMON SHARE
  EQUIVALENT:

     	 PRIMARY                                 $      .25        $      .21
      	FULLY DILUTED                           $      .25        $      .21

  WEIGHTED AVERAGE NUMBER OF SHARES:

      	PRIMARY                                      5,702             5,746
	      FULLY DILUTED                                5,704             5,749

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.










                                                             					Page 5 of 12

                      	ADVANCED MARKETING SERVICES, INC.

                    	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                	(UNAUDITED)

                               	(IN THOUSANDS)

                                          		          THREE MONTHS ENDED
                                              	    JUNE 28,	        JUNE 29,
                                          	 	        1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                         $ 1,415          $ 1,227
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  DEPRECIATION AND AMORTIZATION                        333              289
  PROVISION FOR UNCOLLECTIBLE ACCOUNTS AND SALES
  RETURNS                                              106              127
  PROVISION FOR MARKDOWN OF INVENTORY	                 480              475
  DEFERRED INCOME TAXES                                724             (254)
  CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN ACCOUNTS
      RECEIVABLE - TRADE                              7,266          (5,459)
      DECREASE IN VENDOR AND OTHER RECEIVABLES          242             844
      (INCREASE) DECREASE IN INVENTORIES              6,380         (11,149)
      INCREASE (DECREASE) ACCOUNTS PAYABLE          (14,515)         11,459
      DECREASE IN ACCRUED LIABILITIES                  (237)         (1,153)
      INCREASE (DECREASE) IN INCOME TAXES PAYABLE        29            (368)
      INCREASE IN PREPAID EXPENSES AND OTHER ASSETS  (1,011)           (339)
   NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                         1,212          (4,301)

CASH FLOWS FROM INVESTING ACTIVITIES:

  PURCHASE/DISPOSAL OF PROPERTY AND EQUIPMENT, NET     (246)           (689)
  PURCHASE OF INVESTMENTS, AVAILABLE-FOR-SALE       (14,532)        (34,570)
  REDEMPTION OF INVESTMENTS, AVAILABLE-FOR-SALE      19,850          31,308
  PURCHASE OF TREASURY STOCK                            (90)             --
    NET CASH PROVIDED BY (USED IN) INVESTING
    ACTIVITIES                                        4,982          (3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM EXERCISE OF OPTIONS AND RELATED TAX
  BENEFITS                                               32              36
    NET CASH PROVIDED BY FINANCING ACTIVITIES            32              36

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   1              --

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      6,227          (8,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       13,592           8,706

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   19,819    $        490

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                     	ADVANCED MARKETING SERVICES, INC.
                	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               	(UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements presented herein as of and for the three months ended June 28, 1997 and June 29, 1996 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

The results of operations for the three month period ended June 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

The cost and estimated fair market value of investments at June 28, 1997 and June 29, 1996 are as follows (in thousands):

         	              	                            June 28, 1997
                                                   Gross        Gross
                                   Amortized  Unrealized  Unrealized  Estimated
                                        Cost       Gains      Losses  Fair Value
Debt Securities issued by States
of the U.S. and political
subdivisions of the States           $ 5,913          47         --     $ 5,960

            		              	                         June 29, 1996
                                                   Gross       Gross
                                   Amortized  Unrealized  Unrealized  Estimated
                                        Cost       Gains      Losses  Fair Value
Debt Securities issued by States
of the U.S. and political
subdivisions of the States           $15,785           7           7     $15,785

As of June 28, 1997 investments in debt securities issued by states of the U.S. and political subdivisions of the States in the amount of $2,852,283 are scheduled to mature within one year and $3,108,207 are scheduled to mature within 2 years.

There were no proceeds or gain or loss realized from the sale of investments for the quarters ended June 28, 1997 and June 29, 1996. The Company uses the specific identification method in determining cost on these investments. The increase in unrealized gains on investments was approximately $36,000 and the decrease in unrealized loss on investments was approximately $2,000 for the quarter ended June 28, 1997.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $2,021,000 as of June 28, 1997, $2,035,000 as of March 31, 1997 and $2,173,000 as of June 29, 1996 for the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at June 28, 1997 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.5 percent at June 28, 1997). The line of credit expires July 31, 1998. As of June 28, 1997 and June 29, 1996, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the three months ended June 28, 1997 totaled $48,000. Income taxes paid during the same period of the previous year totaled $1,318,000.

8. PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares and, when applicable, dilutive common share equivalents outstanding during the periods. The effects of all anti-dilutive common share equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued in February 1997 and becomes effective for the Company's fiscal year ending March 31, 1998. SFAS No. 128 modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of the standard, the Company will disclose basic and diluted EPS for fiscal 1998 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. If the Company had adopted SFAS No. 128 for the quarter ended June 28, 1997, basic EPS would have been $.26 per share versus $.25 reported for primary EPS. Diluted EPS would have been $.25 per share, unchanged from fully diluted EPS reported for the quarter.

9. EMPLOYEE STOCK OPTION PLAN

Nonqualified options to purchase an aggregate of 461,280 shares of common stock were outstanding as of June 28, 1997. The outstanding options were at prices ranging from $2.02 to $11.16 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Three Month Periods Ended June 28, 1997 and June 29, 1996:

During the three months ended June 28, 1997, the Company reported net income of $1,415,000, or $.25 per share, compared with net income of $1,227,000, or $.21 per share, for the corresponding quarter of the previous year.

Net sales for the quarter ended June 28, 1997 decreased 16 percent to $82,080,000 compared to $97,797,000 in the quarter ended June 29, 1996. Sales during the first quarter of fiscal 1998 declined, in part, as a result of the publication of fewer major best selling novels and industry-wide declines in the rate of sale of certain high volume juvenile titles. Customer returns during the first quarter of fiscal 1998 remained essentially unchanged in absolute dollars, but increased as a percentage of sales to 29 percent from 25 percent in the first quarter of fiscal 1997. Net sales were also reduced in the first quarter of fiscal 1998 as a result of a concerted effort by the Company and its major customers to reduce initial laydown quantities of new titles. As a result, customers' retail inventories were significantly reduced at the end of the first quarter of fiscal 1998 compared to the first quarter of the prior fiscal year. The Company believes its Vendor Managed Inventory programs will allow it to keep its customers in stock while maintaining lower retail inventory levels than in the past. Subsequent to the end of the first quarter of fiscal 1998, these programs reduced returns in July 1997 and it is anticipated that they will have a favorable impact on future sales returns.

During the first quarter of fiscal 1998, gross profit increased to $9,702,000 from $9,185,000 in the first quarter of the previous fiscal year. Gross profit as a percentage of net sales was 11.8 percent for the first quarter of fiscal 1998 compared with 9.4 percent in the same period last year. This increase resulted from lower sales of the above-mentioned higher volume titles, which typically carry lower margins, as well as a modest sales increase of higher margin internally published titles.

Distribution and administrative expenses for the quarter ended June 28, 1997 totaled $7,815,000, or 9.5 percent of net sales, compared to $7,481,000, or 7.7 percent of net sales, in the same quarter of the previous fiscal year. Distribution expenses increased modestly as a percentage of sales while administrative expenses increased in both dollar terms and as a percentage of sales primarily as a result of higher compensation costs and reduced cash discount income.

Net interest and dividend income increased to $353,000 in the first quarter of fiscal 1998 from $234,000 in the corresponding period of the previous fiscal year. This increase was the result of increased cash and investment balances.

The Company's combined federal and state statutory tax rate is approximately 39 percent. Various adjustments, primarily due to the tax benefit of loss carryforward on the Company's foreign operations as well as tax-exempt interest income, offset, in part, by foreign currency exchange losses, caused the fiscal 1998 first quarter provision for income taxes to be $825,000, or 37 percent of pre-tax income. The tax provision for the first quarter of fiscal 1997 was $711,000, or 37 percent of per-tax income, primarily due to tax-exempt interest income.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the quarter ended June 28, 1997, $1,212,000 of net cash was provided by operating activities. Net cash used in operating activities in the same period of the prior fiscal year was $4,301,000. The Company's cash and investments as of June 28, 1997 increased by $9,504,000 compared to June 29, 1996, primarily due to net income and a decrease in accounts receivable, offset, in part, by a decrease in accounts payable. Trade accounts receivable decreased $16,799,000 as of June 28, 1997 compared to June 29, 1996 due primarily to a decrease in net sales as well as a decrease in customer disputed items. Accounts payable as of June 28, 1997 decreased $11,083,000 compared to June 29, 1996 primarily as a result of reduced inventory purchases related to the decrease in net sales.

The Company's cash and investments at June 28, 1997 increased by $947,000 compared to March 31, 1997, primarily due to net income and a decrease in accounts receivable and inventory, offset, in part, by a decrease in accounts payable. Trade accounts receivable decreased $7,331,000 at June 28, 1997 compared to March 31, 1997 primarily due to a decrease in net sales as well as a decrease in customer disputed items. At June 28, 1997, accounts payable decreased $14,505,000 and inventory decreased $6,886,000 compared to March 31, 1997, primarily as a result of reduced inventory purchases related to the decrease in net sales.

Working capital was $51,049,000 as of June 28, 1997 compared to the June 29, 1996 level of $47,233,000 and the March 31, 1997 balance of $51,456,000. The slight decrease compared to March 31, 1997 was primarily the result of an increase in long-term investments.

The Company had available at June 28, 1997 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.5 percent at June 28, 1997). The line of credit expires July 31, 1998. The Company did not borrow on its line of credit during the quarters ended June 28, 1997 and June 29, 1996.

The Company believes that its working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated levels of operations.

C. STATEMENT OF PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITITES LITIGATION REFORM ACT OF 1995

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

The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, the Company's ability to impact customer return rates, currency and other risks related to foreign operations, the results of financing efforts and other factors discussed in the Company's other filings with the Securities and Exchange Commission.
Such factors could affect the Company's actual results during fiscal 1998 and beyond and cause such results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

PART II.  OTHER INFORMATION

ITEMS 1-3.  NOT APPLICABLE

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders was held on July 24, 1997. Charles C. Tillinghast, III (4,941,608 votes for; 29,075 abstain/withheld), Loren C. Paulsen (4,940,808 votes for; 29,875 abstain/withheld) and Michael M. Nicita (4,900,808 votes for; 69,875 abstain/withheld) were elected as Class A directors to serve a three-year term, and will serve until their respective successors are elected and qualified.

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

                                     		ADVANCED MARKETING SERVICES, INC.
                                    		          (Registrant)


                      August 8, 1997      	By: /s/ Charles C. Tillinghast, III
                           Date          		    Charles C. Tillinghast, III
                                         		    Chairman



                      August 8, 1997      	By: /s/ Michael M. Nicita
                           Date    	    	      Michael M. Nicita
                                        		     Chief Executive Officer
                                       		     (Principal Executive, Financial
                                               and Accounting Officer)

Exhibit 11.0

                       	ADVANCED MARKETING SERVICES, INC.

                	STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                  	(UNAUDITED)

                    	(IN THOUSANDS, EXCEPT PER SHARE DATA)

            		                                  THREE MONTHS ENDED
	              	                            JUNE 28,          JUNE 29,
                                              1997   	          1996
NET INCOME                                   $1,415            $1,227

WEIGHTED AVERAGE COMMON AND COMMON SHARE
 EQUIVALENTS

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                            5,518            5,468

WEIGHTED AVERAGE COMMON SHARE
  EQUIVALENTS-DILUTIVE STOCK OPTIONS:

	 PRIMARY                                        184              278
	 FULLY DILUTED                                  186              281

TOTAL WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES:

	 PRIMARY                                      5,702            5,746
	 FULLY DILUTED                                5,704            5,749

NET INCOME PER COMMON AND
   COMMON SHARE EQUIVALENT

  PRIMARY                                   $    .25         $    .21
	 FULLY DILUTED                             $    .25         $    .21

Common share equivalents (for AMS outstanding stock options) are excluded from earnings per share calculations when antidilutive.