Form 10-Q
period 1997-09-27
ADVANCED MARKETING SERVICES INC
filed 1997-11-12
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 27, 1997

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

                             (619) 457-2500
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               	YES X     NO

      The number of shares of the Registrant's Common Stock outstanding as of October 31, 1997 was 6,278,220.


                      ADVANCED MARKETING SERVICES, INC.

                            Index to Form 10-Q
                            September 27, 1997

                                                                           Page
                        PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheets (Unaudited)                                     3

	Consolidated Statements of Income (Unaudited)                               4

	Consolidated Statements of Cash Flows (Unaudited)                           5

	Notes to Consolidated Financial Statements                                6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       9-11

                          PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                  11

ITEM 2 - CHANGES IN SECURITIES                                              11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    11

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS              11

ITEM 5 - OTHER INFORMATION                                                  11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   11

SIGNATURES                                                                  12


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (See Notes for Basis of Presentation)

                        ADVANCED MARKETING SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except for per share data)
 		                                    September 27,	  March 31,   September 28,
                  	         	              1997  	       1997  	       1996
                              		        (unaudited)	     (note)     (unaudited)
ASSETS
Current Assets:
Cash And Cash Equivalents                $ 21,598      $ 13,592      $  6,694
Investments, Available-For-Sale             7,874         9,177         4,963
Accounts Receivable - Trade, Net of
  Allowances for Uncollectible Accounts
  and Sales Returns of $3,157,000 at
  September 27, 1997, $3,782,000 at March
  31, 1997 and $4,878,000 at September
  28, 1996                                 56,412        53,564        77,146
Vendor and Other Receivables                2,080         2,801         2,620
Inventories, Net                           92,623        91,745       110,041
Deferred Income Taxes                       4,618         5,482         5,779
Prepaid Expenses                              939           809           637
      Total Current Assets                186,144       177,170       207,880

Property and Equipment, At Cost            10,504         9,206         8,909
Less - Accumulated Depreciation
  and Amortization                          6,035         5,445         5,162
     Net Property And Equipment             4,469         3,761         3,747
Investments, Available-For-Sale             3,708         2,063           912
Other Assets                                  784           507           719
Total Assets                            $ 195,105     $ 183,501     $ 213,258

LIABILITIES
Current Liabilities:
Accounts Payable                         $127,424      $119,507     $ 152,348
Accrued Liabilities                         5,517         5,318         5,857
Income Taxes Payable                          827           889         1,151
     Total Current Liabilities            133,768       125,714       159,356

STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, Authorized
  20,000,000 Shares, Issued 6,277,000
  Shares at September 27, 1997, 6,228,000
  Shares at March 31, 1997 and 6,179,000
  Shares at September 28, 1996                  6             6             6
Additional Paid In Capital                 26,607        26,319        25,977
Retained Earnings                          36,878        33,569        30,039
Unrealized Gain (Loss) on Investments          51             9            (2)
Foreign Currency Translation Adjustment       (85)          (86)          (88)
Less: Treasury Stock, 718,000 at September
  27, 1997 and 708,000 Shares at March 31,
  1997 and September 28, 1996, at Cost     (2,120)       (2,030)       (2,030)
Total Stockholders' Equity                 61,337        57,787        53,902
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $ 195,105     $ 183,501     $ 213,258

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements a that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

                         ADVANCED MARKETING SERVICES, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - amounts in thousands, except per share data)
            		            Three Months Ended	              Six Months Ended
                  		   September 27,  September 28,  September 27, September 28,
              		           1997          1996   	       1997           1996
Net Sales                 $ 99,806     $ 87,939        $181,886       $185,736
Cost Of Good Sold           89,709       78,758         162,087        167,370
  Gross Profit              10,097        9,181          19,799         18,366
Distribution and
 Administrative Expenses     7,351        6,651          15,166         14,132
  Income From Operations     2,746        2,530           4,633          4,234
  Interest and Dividend
    Income                     307          198             660            432
  Income Before Provision
    for Income Taxes         3,053        2,728           5,293          4,666
  Provision for Income
    Taxes                    1,160        1,029           1,985          1,740
  Net Income              $  1,893     $  1,699       $   3,308     $    2,926

Net Income Per Common and
  Common Share Equivalent:

	Primary                  $    .33     $    .30       $     .59     $      .51
	Fully Diluted            $    .33     $    .30       $     .58     $      .51

Weighted Average Number of
  Shares:

	Primary                     5,672        5,715           5,652          5,736
	Fully Diluted               5,705        5,697           5,695          5,696

The accompanying notes are an integral part of these consolidated statements.

                      ADVANCED MARKETING SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited - amounts in thousands)
                                           	 	           Six Months Ended
                                           		      September 27,   September 28,
                                      	 	              1997            1996
OPERATING ACTIVITIES:
Net Income                                            $ 3,308         $ 2,926
Adjustments to Reconcile Net Income to
  Net Cash Provided By (Used In) Operating
  Activities:
  Depreciation and Amortization                           666             602
  Provision for Uncollectible Accounts and
    Sales Returns                                         865             853
  Provision for Markdown of Inventory                   1,819             647
  Deferred Income Taxes                                   864            (500)
  Changes in Assets And Liabilities:
     Increase in Accounts Receivable - Trade           (3,704)        (20,313)
     (Increase) Decrease in Vendor and Other
       Receivables                                        721            (406)
      Increase in Inventories                          (2,682)        (38,383)
      Increase in Accounts Payable                      7,887          47,734
      Increase in Accrued Liabilities                     200             548
      Decrease in Income Taxes Payable                    (62)           (594)
      Increase In Prepaid Expenses And Other Assets      (407)           (500)
   Net Cash Provided By (Used In) Operating
     Activities                                         9,475          (7,386)

INVESTING ACTIVITIES:
  Purchase/Disposal of Property and Equipment, Net     (1,374)         (1,281)
  Purchase of Investments, Available-For-Sale          (5,533)        (41,970)
  Sale and Redemption of Investments,
    Available-For-Sale                                  5,233          48,617
  Purchase of Treasury Stock                              (90)             --
    Net Cash Provided By (Used In) Investing
      Activities                                       (1,764)          5,366

FINANCING ACTIVITIES:
  Proceeds from Exercise of Options and Related
    Tax Benefits                                          288               9
   Net Cash Provided By Financing Activities              288               9

Effect of Exchange Rate Changes on Cash                     7              (1)
Increase (Decrease) in Cash and Cash Equivalents        8,006          (2,012)

CASH AND CASH EQUIVALENTS, Beginning of Period         13,592           8,706
CASH AND CASH EQUIVALENTS, End of Period             $ 21,598         $ 6,694

The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. BASIS OF PRESENTATION
The financial statements presented herein as of and for the three and six months ended September 27, 1997 and September 28, 1996 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

The results of operations for the three and six month periods ended September 27, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

2. INTERIM ACCOUNTING PERIODS
In accordance with wholesale distribution industry practice, net sales and cost of goods sold for interim periods are cut off on the Saturday nearest to the end of the calendar month. The cut-off for the fourth fiscal quarter is March 31. This practice may result in differences in the number of business days for whicn sales and cost of goods sold are recorded both as to quarter-to-quarter comparisons, and as to comparisons of quarters between years.

3. INVESTMENTS, AVAILABLE-FOR-SALE
"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair value of investments at September 27, 1997 and September 28, 1996 are as follows (in thousands):

             		                    	             September  27, 1997
                                                                       Estimated
                                  Amortized   Unrealized   Unrealized       Fair
                                       Cost        Gains       Losses      Value
Debt Securities Issued by States
of The U.S. and Political
Subdivisions of The States         $ 11,531     $     51    $      --   $ 11,582

		                                                      September 28, 1996
                                                                       Estimated
                                  Amortized   Unrealized   Unrealized       Fair
                                       Cost        Gains       Losses      Value
Debt Securities Issued by States
of The U.S. and Political
Subdivisions of The States         $  5,877     $      2    $       4   $  5,875

As of September 27, 1997, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $7,874,000 are scheduled to mature within one year and $3,708,000 are scheduled to mature within 2 years.

There were no proceeds from the sale of investments for the quarter ended September 27, 1997 and $3,400,000 for the quarter ended September 28, 1996. There was no significant gain or loss realized on these sales. The Company uses the specific identification method in determining cost on these investments. The net increase in unrealized gain on investments was approximately $4,000 for the quarter ended September 27, 1997. The decrease in unrealized loss on investments for the quarter ended September 28, 1996 was approximately $5,000 and the net decrease in unrealized gain was approximately $3,000.

4. SALES RETURNS
In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $1,389,000 as of September 27, 1997, $2,035,000 as of March 31, 1997 and $2,620,000 as of September 28, 1996 for the gross profit effect of estimated future sales returns.

5. INVENTORIES
Inventories consist primarily of books and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT
The Company had available at September 27, 1997 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 1999. As of September 27, 1997 and September 28, 1996, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES
The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the six months ended September 27, 1997 totaled $1,043,000. Income taxes paid during the same period of the previous year totaled $2,847,700.

8. PER SHARE INFORMATION
Per share information is based on the weighted average number of common shares and, when applicable, dilutive common share equivalents outstanding during the periods. The effects of all anti-dilutive common share equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," was issued in February 1997 and becomes effective for the Company's fiscal year ending March 31, 1998. SFAS No. 128 modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of the standard, the Company will disclose basic and diluted EPS for fiscal 1998 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. If the Company had adopted SFAS No. 128 for the three months ended September 27, 1997, basic EPS would have been $.34 per share versus $.33 reported for primary EPS. Diluted EPS would have been $.33 per share, unchanged from fully diluted EPS reported for the period. If the Company had adopted SFAS No. 128 for the six months ended September 27, 1997, basic EPS would have been $.60 per share versus $.58 reported for primary EPS. Diluted EPS would have been $.58 per share, unchanged from fully diluted EPS reported for the period.

9. EMPLOYEE STOCK OPTION PLAN
Nonqualified options to purchase an aggregate of 543,380 shares of common stock were outstanding as of September 27, 1997. The outstanding options were at prices ranging from $2.02 to $11.16 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Six Month Periods Ended September 27, 1997 and September 28, 1996:

During the six months ended September 27, 1997, the Company reported net income of $3,308,000, or $.58 per share, compared with net income of $2,926,000, or $.51 per share, for the first six months of the prior fiscal year.

Net sales for the first six months of fiscal 1998 decreased two percent to $181,886,000 from $185,736,000 in the same period of the prior fiscal year. This decrease was primarily due to the publication of fewer major best selling novels and industry-wide declines in the rate of sale of certain high volume juvenile titles. The impact of these declines was partially offset by reductions in customer returns due, in part, to the Company's introduction of Vendor Managed Inventory (VMI) programs for its two largest customers.

During the first six months of fiscal 1998, gross profit increased eight percent to $19,799,000 from $18,366,000 in the first six months of the previous fiscal year. Gross profit as a percentage of net sales increased to 10.9 percent from
9.9 percent in the same period in the last fiscal year. This increase was primarily due to lower sales of higher volume titles which typically carry lower gross margins, as well as modest sales increases of internally developed or published titles which typically carry higher gross margins. These improvements to gross margin were offset, in part, by higher provisions for inventory markdowns based on analysis of the Company's non-returnable inventory.

Distribution and administrative expenses for the six months ended September 27, 1997 increased seven percent to $15,166,000 and represented 8.3 percent of net sales compared to $14,132,000, or 7.6 percent of net sales, in the same period of the previous fiscal year. The impact of higher administrative expenses and reduced cash discount income was partially offset by reductions in certain distribution costs resulting from reduced customer returns as well as a decrease in the provision for uncollectible accounts receivable.

Interest and dividend income increased to $660,000 in the six month period ended September 27, 1997 from $432,000 in the corresponding period of the previous fiscal year as a result of increased cash and investment balances.

Three Month Periods Ended September 27, 1997 and September 28, 1996:

During the three months ended September 27, 1997, the Company reported net income of $1,893,000, or $.33 per share, compared with a net income of $1,699,000, or $.30 per share, for the corresponding quarter of the previous fiscal year.

Net sales for the quarter ended September 27, 1997 increased 13.5 percent to $99,806,000 compared to $87,939,000 in the previous fiscal year's second quarter. The increase in quarterly net sales reflects the benefit of reduced customer returns due, in part, to the Company's introduction of VMI programs for its two largest customers.

During the quarter ended September 27, 1997, gross profit increased ten percent to $10,097,000 from $9,181,000 in the second quarter of the previous fiscal year. Gross profit as a percentage of net sales declined to 10.1 percent from
10.4 percent in the same period last fiscal year due to increased provisions for inventory markdowns and lower accruals for publisher incentive programs.

Distribution and administrative expenses for the quarter ended September 27, 1997 increased to $7,351,000 and represented 7.4 percent of net sales compared to $6,651,000, or 7.6 percent of net sales, in the same quarter of the previous fiscal year. Reductions in certain distribution costs, primarily the result of reduced customer returns, more than offset the impact of increased administrative expenses and reduced cash discount income.

Interest and dividend income increased to $307,000 in the second quarter of fiscal 1998 from $198,000 in the corresponding period of the previous fiscal year as a result of increased cash and investment balances.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended September 27, 1997, $9,480,000 of net cash was provided by operating activities. Net cash used in operating activities in the same period of the prior year was $7,386,000. The Company's cash and investments at September 27, 1997 increased by $20,611,000 compared to September 28, 1996 primarily due to decreases in accounts receivable and inventory offset, in part, by a decrease in accounts payable. Trade accounts receivable at September 27, 1997 decreased $20,734,000 compared to September 28, 1996 primarily due to decreased sales during the month of September 1997, as well as a decrease in disputed items. Trade accounts receivable at September 27, 1997 increased $2,848,000 compared to March 31, 1997 primarily due to the seasonal increase in sales. Inventories at September 27, 1997 decreased $17,418,000 compared to September 28, 1996 and were relatively consistent compared to March 31, 1997 due, in part, to the impact of the Company's introduction of VMI programs as previously discussed. The decrease in inventories was more than offset by a decrease in accounts payable at September 27, 1997 of $24,924,000 compared to September 28, 1996. Accounts payable at September 27, 1997 increased $7,917,000 compared to March 31, 1997 due to increased purchases to support expected seasonal increases in third quarter sales.

Working capital was $52,376,000 as of September 27, 1997 which increased from the September 28, 1996 level of $48,524,000 and from the March 31, 1997 balance of $51,456,000. The increases compared to September 28, 1996 and March 31, 1997 were primarily a result of increases in net operating current assets.

The Company had available at September 27, 1997 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 1999. As of September 27, 1997 and September 28, 1996, there were no outstanding borrowings on the line of credit.

The Company believes that its existing working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations.


C. IMPACT OF YEAR 2000

During the current year, the Company developed its plan to address the Year 2000 issue. It is estimated that the net cost to change existing computer programs for both internal and external software will be approximately $500,000. The Company has incurred expenses in the current fiscal year related to this issue and it is anticipated that a substantial portion of the total cost will be incurred over the next two years and will be expensed as incurred.

D. STATEMENT OF PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITITES LITIGATION REFORM ACT OF 1995

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

The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Certain important factors could cause results to differ materially from those anticipated by the forward-looking statements, including but not limited to the impact of changed economic or business conditions, the impact of competition, the success of existing and new book releases, continuation of favorable trends associated with the Company's VMI program, other risk factors inherent in the publishing and retailing industries, and other factors discussed from time to time in reports filed by the Company with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEMS 1-5.
	None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are included herein or incorporate by reference:
	(11.0) Statement re Computation of Per Share Earnings
	(27.0) Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended September 27, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           		ADVANCED MARKETING SERVICES, INC.
                                           		Registrant


          November 11, 1997                 	By: /s/ Michael M. Nicita
                Date	                            Michael M. Nicita
                                          		     Chief Executive Officer
                                           	     (Principal Executive Officer)




          November 11, 1997                 	By: /s/ Daniel T. Carter
                 Date	                           Daniel T. Carter
                                          		     Chief Financial and Accounting
                                                 Officer, Executive Vice
                                                 President - Finance
                                         		      (Principal Financial and
                                                 Accounting Officer)


Exhibit 11.0

                      ADVANCED MARKETING SERVICES, INC.

                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
           (Unaudited - amounts in thousands, except per share data)

               		         Three Months Ended               Six Months Ended
                  	   September 27,  September 28,  September 27,  September 28,
              	           1997   	       1996   	       1997   	       1996
Net Income               $1,893         $1,699         $3,308         $2,926

Weighted Average Common and
  Common Share Equivalents:

Weighted Average Common
  Shares Outstanding      5,543          5,471          5,531          5,469

Weighted Average Common
  Share Equivalents-
  Dilutive   Stock Options:

	 Primary                   129            244            121            267
	 Fully Diluted             162            226            164            227

Total Weighted Average
  Common and Common
  Equivalent Shares:

	 Primary                 5,672           5,715          5,652         5,736
	 Fully Diluted           5,705           5,697          5,695         5,696

Net Income Per Common
  and Common Share
  Equivalent:

	 Primary              $    .33        $    .30       $    .59      $    .51
	 Fully Diluted        $    .33        $    .30       $    .58      $    .51

Common share equivalents (for AMS outstanding stock options) are excluded from earnings per share calculations when antidilutive.