Form 10-Q
period 1997-12-27
ADVANCED MARKETING SERVICES INC
filed 1998-02-12
CIK 814580

3RD QUARTER
FISCAL 1998
 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          --------------------------

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 27, 1997

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
                          YES X     NO
                             ---      --

    The number of shares of the Registrant's Common Stock outstanding as of
                       December 31, 1997 was 5,586,859.

                       ADVANCED MARKETING SERVICES, INC.

                              INDEX TO FORM 10-Q
                               December 27, 1997


                                                                                          Page
                                                                                          ----
                                 PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets (Unaudited)...........................................      3

     Consolidated Statements of Income (Unaudited).....................................      4

     Consolidated Statements of Cash Flows (Unaudited).................................      5

     Notes to Consolidated Financial Statements........................................  6 - 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS............................................... 9 - 11


                          PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.............................................................     11

ITEM 2 - CHANGES IN SECURITIES.........................................................     11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES...............................................     11

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ........................     11

ITEM 5 - OTHER INFORMATION.............................................................     11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................     11

SIGNATURES.............................................................................     12


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (See Notes for Basis of Presentation)

                       ADVANCED MARKETING SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          DECEMBER 27,    MARCH 31,     DECEMBER 28,
                                                                             1997           1997           1996
                                                                            ------         ------         ------
ASSETS                                                                    (UNAUDITED)      (NOTE)       (UNAUDITED)
CURRENT ASSETS:
Cash and Cash Equivalents                                                 $ 54,857       $ 13,592       $  9,310
Investments, Available-For-Sale                                             10,492          9,177          9,318
Accounts Receivable - Trade, Net of Allowances for Uncollectible
   Accounts and Sales Returns of $4,217 at December 27, 1997, $3,782
   at March 31, 1997 and $5,129 at December 28, 1996                        85,141         53,564         66,230
Vendor and Other Receivables                                                 2,249          2,801          3,159
Inventories, Net                                                            84,792         91,745         85,924
Deferred Income Taxes                                                        5,013          5,482          5,840
Prepaid Expenses                                                             1,045            809          1,200
                                                                          --------       --------       --------
      TOTAL CURRENT ASSETS                                                 243,589        177,170        180,981
                                                                          --------       --------       --------

PROPERTY AND EQUIPMENT, AT COST                                             10,854          9,206          9,440
Less - Accumulated Depreciation and Amortization                             6,277          5,445          5,457
                                                                          --------       --------       --------
   Net Property And Equipment                                                4,577          3,761          3,983
                                                                          --------       --------       --------
Investments, Available-For-Sale                                                 --          2,063          1,974
OTHER ASSETS                                                                   786            507            588
                                                                          --------       --------       --------
      TOTAL ASSETS                                                        $248,952       $183,501       $187,526
                                                                          --------       --------       --------
                                                                          --------       --------       --------
LIABILITIES
CURRENT LIABILITIES:
Accounts Payable                                                          $172,872       $119,507       $123,109
Accrued Liabilities                                                          7,412          5,318          5,869
Income Taxes Payable                                                         2,515            889          1,579
                                                                          --------       --------       --------
   TOTAL CURRENT LIABILITIES                                               182,799        125,714        130,557
                                                                          --------       --------       --------

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value, Authorized 20,000,000 Shares,
   Issued 6,304,000 Shares at December 27, 1997, 6,228,000 Shares at
   March 31, 1997 and 6,199,000 Shares at December 28, 1996                      6              6              6
Additional Paid In Capital                                                  26,844         26,319         26,146
Retained Earnings                                                           41,440         33,569         32,905
Unrealized Gain on Investments                                                  25              9              5
Foreign Currency Translation Adjustment                                        (42)           (86)           (63)
Less: Treasury Stock, 718,000 at December 27, 1997 and 708,000
   Shares at March 31, 1997 and December 28, 1996, at Cost                  (2,120)        (2,030)        (2,030)
                                                                          --------       --------       --------
TOTAL STOCKHOLDERS' EQUITY                                                  66,153         57,787         56,969
                                                                          --------       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $248,952       $183,501       $187,526
                                                                          --------       --------       --------
                                                                          --------       --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS. NOTE: THE BALANCE SHEET AT MARCH 31, 1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE, BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                       ADVANCED MARKETING SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           ---------------------------   ---------------------------
                                                           DECEMBER 27,   DECEMBER 28,   DECEMBER 27,   DECEMBER 28,
                                                               1997           1996           1997           1996
                                                              ------         ------         ------         ------
NET SALES                                                    $150,522       $112,965       $332,408       $298,701
Cost of Good Sold                                             135,000        101,508        297,087        268,878
                                                             --------       --------       --------       --------
   GROSS PROFIT                                                15,522         11,457         35,321         29,823
Distribution and Administrative Expenses                        8,832          7,122         23,998         21,254
                                                             --------       --------       --------       --------
   INCOME FROM OPERATIONS                                       6,690          4,335         11,323          8,569
Interest and Dividend Income                                      611            209          1,271            641
                                                             --------       --------       --------       --------
   INCOME BEFORE PROVISION FOR INCOME TAXES                     7,301          4,544         12,594          9,210
Provision for Income Taxes                                      2,738          1,678          4,723          3,418
                                                             --------       --------       --------       --------
   NET INCOME                                                $  4,563       $  2,866       $  7,871       $  5,792
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

   NET INCOME PER COMMON AND COMMON SHARE EQUIVALENT:
          Primary                                            $    .80       $    .50       $   1.39       $   1.01
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------
          Fully Diluted                                      $    .80       $    .50       $   1.38       $   1.01
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

   NUMBER OF SHARES USED IN CALCULATION:
          Primary                                               5,729          5,692          5,676          5,724
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------
          Fully Diluted                                         5,729          5,697          5,699          5,724
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                       ADVANCED MARKETING SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                                          NINE MONTHS ENDED
                                                                     ---------------------------
                                                                     DECEMBER 27,   DECEMBER 28,
                                                                        1997           1996
                                                                       ------         ------
OPERATING ACTIVITIES:
Net Income                                                            $ 7,871        $ 5,792
Adjustments to Reconcile Net Income to Net Cash Provided By
   Operating Activities:
      Depreciation and Amortization                                     1,057            959
      Provision for Uncollectible Accounts and Sales Returns              755          1,352
      Provision for Markdown of Inventory                               3,596          2,163
      Deferred Income Taxes                                               469           (561)
      Changes in Assets And Liabilities:
         Increase in Accounts Receivable - Trade                      (32,332)       (10,019)
         (Increase) Decrease in Vendor and Other Receivables              552           (945)
         (Increase) Decrease in Inventories                             3,357        (16,016)
         Increase In Prepaid Expenses And Other Assets                   (515)          (932)
         Increase in Accounts Payable                                  53,365         18,775
         Increase in Accrued Liabilities                                2,094            560
         Increase (Decrease) in Income Taxes Payable                    1,626           (172)
                                                                      -------        -------
            Net Cash Provided By Operating Activities                  41,895            956
                                                                      -------        -------

INVESTING ACTIVITIES:
   Purchase/Disposal of Property and Equipment, Net                    (1,873)        (1,875)
   Purchase of Investments, Available-For-Sale                         (5,533)       (55,110)
   Sale and Redemption of Investments, Available-For-Sale               6,297         56,347
   Purchase of Treasury Stock                                             (90)            --
                                                                      -------        -------
            Net Cash Used In Investing Activities                      (1,199)          (638)
                                                                      -------        -------

FINANCING ACTIVITIES:
   Proceeds from Exercise of Options and Related Tax Benefits             525            178
                                                                      -------        -------
            Net Cash Provided By Financing Activities                     525            178
                                                                      -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    44            108
                                                                      -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS                                  41,265            604

CASH AND CASH EQUIVALENTS, Beginning of Period                         13,592          8,706
                                                                      -------        -------
CASH AND CASH EQUIVALENTS, End of Period                              $54,857        $ 9,310
                                                                      -------        -------
                                                                      -------        -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                       ADVANCED MARKETING SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION
The financial statements presented herein as of and for the three and nine months ended December 27, 1997 and December 28, 1996 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

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

The results of operations for the three and nine month periods ended December 27, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

3. INVESTMENTS, AVAILABLE-FOR-SALE
"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at December 27, 1997 and December 28, 1996 are as follows (in thousands):


                                                                        December 27, 1997
                                                      ------------------------------------------------------
                                                                          Gross          Gross     Estimated
                                                      Amortized      Unrealized     Unrealized          Fair
                                                           Cost           Gains         Losses         Value
                                                      ---------      ----------     ----------     ---------
Debt Securities Issued by States of The U.S.
   And Political Subdivisions of The  States            $10,467        $    25        $    --        $10,492
                                                        -------        -------        -------        -------
                                                        -------        -------        -------        -------
                                                                        December 28, 1997
                                                      ------------------------------------------------------
                                                                          Gross          Gross     Estimated
                                                      Amortized      Unrealized     Unrealized          Fair
                                                           Cost           Gains         Losses         Value
                                                      ---------      ----------     ----------     ---------
Debt Securities Issued by States of The U.S.
   And Political Subdivisions of The States             $11,287        $    10        $     5        $11,292
                                                        -------        -------        -------        -------
                                                        -------        -------        -------        -------

As of December 27, 1997, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $10,492,000 are scheduled to mature within one year.

Proceeds from the sale of investments aggregated $2,055,000 for the quarter ended December 27, 1997. There was a gain of approximately $51,000 realized on these sales. Proceeds from the sale of investments in the quarter ended December 28, 1996 totaled $1,038,000. There was a gain of approximately $3,000 realized on these sales. The Company uses the specific identification method in determining cost on these investments. The net decrease in unrealized gain on investments was approximately $26,000 for the quarter ended December 27, 1997. The net increase in unrealized gain on investments for the quarter ended December 28, 1996 was approximately $7,000.

Proceeds from the sale of investments totaled $2,055,000 for the nine months ended December 27, 1997. Proceeds from sales of investments during the same period of the previous year totaled $4,438,000. There was a net gain of approximately $51,000 and a net loss of approximately $400 realized on these sales, respectively. The increase in unrealized gain on investments was approximately $16,000 for the nine months ended December 27, 1997. In the nine months ended December 28, 1996, the decrease in unrealized gain on investments was approximately $3,000.

4. SALES RETURNS
In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $2,490,000 as of December 27, 1997, $2,035,000 as of March 31, 1997 and $2,819,000 as of December 28, 1996 for the gross profit effect of estimated future sales returns.

5. INVENTORIES
Inventories consist primarily of books and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT
The Company had available at December 27, 1997 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 1999. As of December 27, 1997 and December 28, 1996, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES
The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the nine months ended December 27, 1997 totaled $2,282,000. Income taxes paid during the same period of the previous year totaled $4,089,000.

8. PER SHARE INFORMATION
Per share information is based on the weighted average number of common shares and, when applicable, dilutive common share equivalents outstanding during the periods. The effects of all anti-dilutive common share equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," was issued in February 1997 and becomes effective for the Company's fiscal year ending March 31, 1998. SFAS No. 128 modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of the standard, the Company will disclose basic and diluted EPS for fiscal 1998 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. If the Company had adopted SFAS No. 128 for the three months ended December 27, 1997, basic EPS would have been $.82 per share versus $.80 reported for primary EPS. Diluted EPS would have been $.80 per share, unchanged from fully diluted EPS reported for the period. If the Company had adopted SFAS No. 128 for the nine months ended December 27, 1997, basic EPS would have been $1.42 per share versus $1.39 reported for primary EPS. Diluted EPS would have been $1.38 per share, unchanged from fully diluted EPS reported for the period.

9. EMPLOYEE STOCK OPTION PLAN
Nonqualified options to purchase an aggregate of 504,430 shares of common stock were outstanding as of December 27, 1997. The outstanding options were at prices ranging from $4.25 to $11.16 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

NINE MONTH PERIODS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996:

During the nine months ended December 27, 1997, the Company reported net income of $7,871,000, or $1.38 per share, compared with net income of $5,792,000, or $1.01 per share, for the first nine months of the prior fiscal year.

Net sales for the nine month period ended December 27, 1997, increased 11 percent to $332,408,000 from $298,701,000 for the comparable period last year. This increase reflects record levels of gross shipments to core customers in the quarter ended December 27, 1997 which more than offset the decline in sales in the first six months of the current fiscal year. The Company also benefited from a reduction in customer returns rates which dropped to 20 percent in the first nine months of the current fiscal year compared to 27 percent in the same period of the prior year. This decline was due, in part, to the Company's introduction of Vendor Managed Inventory (VMI) programs for its two largest customers.

During the first nine months of fiscal 1998, gross profit increased 18 percent to $35,321,000 from $29,823,000 in the first nine months of the previous fiscal year. Gross profit as a percentage of net sales increased to 10.6 percent from
10.0 percent in the same period in the last fiscal year. This increase was primarily due to lower sales of higher volume titles earlier in the fiscal year, which typically carry lower gross margins, as well as modest sales increases of internally developed or published titles which typically carry higher gross margins. These improvements to gross margin were offset, in part, by provisions for inventory markdowns based on analysis of the Company's non-returnable inventory.

Distribution and administrative expenses for the nine months ended December 27, 1997 increased 13 percent to $23,998,000 and represented 7.2 percent of net sales compared to $21,254,000, or 7.1 percent of net sales, in the same period of the previous year. The impact of higher administrative expenses and reduced cash discount income was partially offset by reductions in certain distribution costs as a result of reduced customer returns.

Interest and dividend income increased to $1,271,000 in the period from $641,000 in the corresponding period of the previous year as a result of increased cash and investment balances.

THREE MONTH PERIODS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996:

During the three months ended December 27, 1997, the Company reported net income of $4,563,000, or $.80 per share, compared with net income of $2,866,000, or $.50 per share, for the corresponding quarter of the previous fiscal year.

Net sales for the quarter ended December 27, 1997 increased 33 percent to $150,522,000 from $112,965,000 for the comparable period last year. The increase in net sales during the third quarter reflects record levels of gross shipments to core customers in response to strong holiday sales as well as the benefit of reduced customer returns. Customer returns rates dropped to 19 percent for the recently completed quarter from 25 percent for the corresponding quarter last year. This decline was due, in part, to the Company's introduction of vendor managed inventory (VMI) programs for its two largest customers.

Gross profit as a percent of sales rose to 10.3 percent for the third quarter of fiscal 1998 from 10.1 percent for the comparable quarter last year. Strong sales of basic reference books, children's books and cookbooks offset lower sales of gift books (art and coffee table books).

Distribution and administrative expenses during the quarter ended December 27, 1997 increased to $8,832,000 and represented 5.9 percent of net sales compared to $7,122,000, or 6.3 percent of net sales, in the same quarter of the previous fiscal year. Reductions in certain distribution costs as a result of reduced customer returns, and the beneficial impact of higher revenues on fixed operating costs, more than offset the impact of increased administrative expenses and reduced cash discount income.

Interest and dividend income increased to $611,000 in the quarter from $209,000 in the corresponding period of the previous year as a result of increased cash and investment balances.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the nine months ended December 27, 1997, $41,895,000 of cash was provided by operating activities compared to $956,000 in same period of the prior year. The Company's cash and investments at December 27, 1997 increased by $44,747,000 compared to December 28, 1996 primarily due to an increase in accounts payable offset, in part, by an increase in accounts receivable. Trade accounts receivable increased $18,911,000 compared to one year ago primarily as a result of increased sales in the month of December 1997. Trade accounts receivable increased $31,577,000 compared to March 31, 1997 due primarily to the seasonal increase in sales. Inventories at December 27, 1997 were relatively consistent compared to December 28, 1996 and decreased $6,953,000 compared to March 31, 1997. Accounts payable at December 27, 1997 increased $49,763,000 compared to December 28, 1996 and $53,365,000 compared to March 31, 1997 primarily due to increased third quarter purchases and the timing of payments to publishers.

Working capital was $60,790,000 as of December 27, 1997 which increased from the March 31, 1997 level of $51,456,000 and from the December 28, 1996 balance of $50,424,000. The increases compared to March 31, 1997 and December 28, 1996 were primarily a result of increases in cash and other current assets.
Although cash balances rose to $65.3 million at December 27, 1997, it is anticipated that a significant portion of this cash will be disbursed over the next two months as the Company makes payments to vendors who supplied product during the holiday season.

The Company had available at December 27, 1997 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 1999. As of December 27, 1997, March 31, 1997 and December 28, 1996, there were no outstanding borrowings on the line of credit.

The Company believes that its existing working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations.

C. IMPACT OF YEAR 2000

During the current year, the Company developed a plan to address anticipated Year 2000 issues in connection with its data processing and other activities. It is currently estimated that the net cost for review, analysis, modification and testing of existing computer programs for both internal and external software will be between $400,000 and $600,000. The Company has incurred a portion of such expenses in the current fiscal year and it is anticipated that a substantial portion of the total estimated cost will be incurred over the next two years and will be expensed as incurred.

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

The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Certain important factors could cause results to differ materially from those anticipated by the forward-looking statements, including but not limited to the impact of changed economic or business conditions, the impact of competition, the success of existing and new book releases, continuation of favorable trends associated with the Company's VMI program, other risk factors inherent in the publishing and retailing industries, and other factors discussed from time to time in reports filed by the Company with the Securities and Exchange Commission

PART II.  OTHER INFORMATION

ITEMS 1-5.
     None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporated by reference:
     (11.0) Statement re Computation of Per Share Earnings
     (27.0) Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended December 27, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ADVANCED MARKETING SERVICES, INC.
                               REGISTRANT


   February 11, 1997           By: /s/ Michael M. Nicita
------------------------           ---------------------------------------------
          Date                      Michael M. Nicita
                                    Chief Executive Officer
                                    (Principal Executive Officer)




   February 11, 1997           By: /s/ Daniel T. Carter
------------------------           ---------------------------------------------
          Date                      Daniel T. Carter
                                    Chief Financial and Accounting Officer,
                                    Executive Vice President - Finance
                                    (Principal Financial and Accounting Officer)