Form 10-K
period 1998-03-31
ADVANCED MARKETING SERVICES INC
filed 1998-06-26
CIK 814580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-K

(MARK ONE)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _________ to _________

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

                              Yes   X    No____

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

     The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant at June 10, 1998 was $62,222,698.

     The number of shares of the Registrant's Common Stock outstanding as of June 10, 1998 was 5,619,839.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its July 23, 1998 Annual Meeting of Stockholders (filed June 19, 1998) are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

     Advanced Marketing Services, Inc. (the "Company" or "AMS") is a leading distributor of general interest books to the membership warehouse clubs and certain specialty retailers. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children's books; and Spanish-language books. In addition, to a lesser extent, the Company sells pre-recorded audio cassettes (books on tape), CD-ROM titles and video cassettes. The Company provides product selection advice, specialized merchandising and product development services, and distribution and handling services to membership warehouse clubs operating in the United States, Canada, Mexico and the United Kingdom.

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

     The Company provides distribution services to a major warehouse club customer and others in the United Kingdom and continues to expand its distribution to other retailers. In Mexico, the Company distributes products to a variety of retailers, including warehouse clubs, hypermarkets, discount department stores and other specialty retailers. The Company has utilized the services of third party warehousing and distribution companies for its United Kingdom and Mexican subsidiaries. In March 1998, the Company acquired Aura Books, PLC, a wholesale book distributor located in the United Kingdom. See "International Business."

     The Company was incorporated in 1982 in California and was reincorporated in Delaware in June 1987. The Company's executive offices are located at 5880 Oberlin Drive, Suite 400, San Diego, California 92121; telephone (619) 457-2500.

MEMBERSHIP WAREHOUSE CLUB INDUSTRY

     The Company's customers include for-profit membership warehouse clubs which sell a broad range of primarily brand-name merchandise at or near wholesale prices. Membership warehouse clubs are able to provide their individual and business members, who commonly pay annual membership fees, substantial cost savings on high-quality merchandise through the efficiencies of warehouse-type facilities and a no-frills, self-service operation policy. Membership warehouse club locations typically have approximately 100,000 square feet (2 1/2 acres) of floor space and offer a limited selection of brand-name products in a wide range of merchandise categories. This merchandising approach was introduced in Southern California in 1976. Since then, the membership warehouse club industry has experienced significant growth, with sales estimated to be approximately $46 billion in 1997.

     The following table summarizes the Company's penetration of the warehouse club industry in U.S. and Canada:

                  NUMBER OF LOCATIONS AND LOCATIONS SERVED
                         MEMBERSHIP WAREHOUSE CLUBS
                         UNITED STATES AND CANADA(1)

            FISCAL                                        LOCATIONS
          YEAR ENDED              TOTAL NUMBER             SERVED
           MARCH 31               OF LOCATIONS             BY AMS
          ----------              ------------            ---------
             1991                     434                    402
             1992                     514                    479
             1993                     646                    571
             1994                     716                    596
             1995                     742                    592
             1996                     755                    743
             1997                     786                    776
             1998                     807                    799

---------------

  (1) Only U.S. membership warehouse club locations to which the Company shipped more than $50,000 per year are included as locations served in the above table.

     The Company also serves 40 warehouse club locations in Mexico, 7 in the U.K. and ships a limited amount of product to 11 warehouse clubs in various Pacific Rim countries. See "International Business." The number of locations served is not necessarily indicative of the Company's total sales volumes to the warehouse club industry as the volume of the Company's shipments to a location can vary from year to year based on competitive and other factors.

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

     Notwithstanding the appeal of books as a product line, most membership warehouse clubs are not able to apply their standard product purchasing and handling procedures to their book departments. Typically, a membership warehouse club purchases a limited selection of each product category directly from manufacturers who ship to their retail locations. In contrast, in order to be able to offer even a limited selection of books, typically 100 to 250 stock keeping units (skus) at any one time, a membership warehouse club would be required to devote considerable time and resources to selecting from among the over 1,000,000 titles in print and the over 50,000 new books published each year by more than 4,200 publishing houses. The membership warehouse club also would incur high freight and handling costs to receive deliveries from, and make returns to, the numerous vendors of such books. Thus, the unique nature of books has led many membership warehouse clubs to rely on distributors for a portion of their book purchases. See "Risks and Competition."

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

     In October 1997, the Company entered into an agreement with San Diego based International Periodical Distributors (IPD), a global distributor of magazines, pursuant to which IPD will offer its magazine distribution services through AMS to AMS customers and AMS will offer customized book distribution services to IPD's customers.

     For many of these customers, the Company designs and recommends media programs to satisfy the unique marketing priorities of each retailer. By constantly updating titles offered, the Company makes it possible for its customers to offer a targeted selection of books and media products without having to develop media merchandising expertise with their own organizations.

RETAILING OPERATIONS

     As of March 31, 1998, the Company owned and operated 11 retail outlet stores in nine states. The stores are located generally in factory outlet malls in Camarillo and Gilroy, California; Gurnee, Illinois; Hillsboro, Texas; Burlington and Centralia, Washington; Silverthorne, Colorado; Birch Run, Michigan; Lee, Massachusetts; Waterloo, New York; and Phoenix, Arizona. These retail outlets sell both titles that were purchased on a non-returnable basis and remain unsold after being offered for sale in the Company's customers' locations as well as titles purchased specifically for these retail stores. During fiscal 1998, the Company introduced in four of its retail stores its Media Merchant retail format that includes multimedia products such as computer software, CD-ROM and music CDs, in addition to books. To merchandise these stores the Company is purchasing products specifically for resale as well as selling its non-returnable book inventory. The Company plans to operate approximately 10 retail stores by the end of fiscal 1999.

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

     Product selection is the responsibility of the Company's Merchandising Department, under the direction of the Executive Vice President - Merchandising to whom 6 general merchandise managers and a staff of approximately 17 associates report. Each general merchandise manager is responsible for several categories of products which include hardcover bestsellers, mass market paperbacks, cooking, travel, regional, computer, gift books (including art and coffee table books), children's books, calendars, CD-ROM products, pre-recorded audio and video cassettes, computer and Spanish-language books.

     The Company usually purchases newly published or well established back-list (previously published) titles directly from publishing houses at standard book industry wholesaler discounts, which generally exceed retailer discounts. The

Company does not generally purchase remainder titles, but will occasionally purchase close-out lots of certain titles at higher than normal discounts. Virtually all books sold are returnable to AMS by its customers for full credit so long as the books are in saleable condition. Approximately 90% of the books purchased by the Company in fiscal 1998 and 1997 were returnable to the publisher; the balance were purchased on a non-returnable or partially returnable basis, often at higher purchase discounts.

     The Company has published a limited number of titles through its in-house publishing arm, Advantage Publishers Group, which manages the Company's Thunder Bay, Laurel Glen and Silver Dolphin imprints. The titles are typically sold to both the Company's customers and to independent and chain book stores. In fiscal 1999, AMS intends to increase its activities in this area to target distinct segments of the book market, including juvenile.

     In the years ended March 31, 1998, 1997 and 1996, customer returns represented approximately 21%, 28% and 24%, respectively, of the Company's gross sales. Customer return rates are impacted by the sales success of individual titles relative to quantities ordered by customers as well as customer ordering practices for different volume locations. Returns to publishers by AMS represented approximately 27%, 31% and 28%, respectively, of the Company's total purchases during the same period. The publisher returns rate exceeds the customer returns rate due to the Company's policy of maintaining back-up inventory so that it can respond promptly to customer orders.

     The Company's reserves for markdowns on inventory increased by approximately $1,146,000 in fiscal 1998. The Company added $4,611,000 to its reserves for markdowns as a result of slower than expected sales of certain books which are not returnable to the publisher and deducted $3,465,000 for actual losses incurred on books for which reserves had previously been made. To the extent that the Company is unable to sell non-returnable books to its traditional customers, it sells such books to customers where, in certain cases, it is necessary to sell at below the Company's cost. The Company believes its reserves for markdowns are adequate based on its past experience and present market conditions, although no assurances can be given that actual losses will not exceed present reserves when these non-returnable books are actually sold.

     The Company purchases from publishers on varying payment terms. The Company generally takes advantage of discounts for prompt payments, when economically attractive. During the year ended March 31, 1998, the Company made purchases from 295 publishers. Four publishers accounted for 10% or more of the Company's total purchases in fiscal 1998. These included Penguin Putnam, Inc., Random House, Bantam Doubleday Dell, and Little Brown and Company which accounted for 15%, 12%, 12% and 11%, respectively, of purchases. The Company continues to open accounts with new publishers and believes that adequate sources of supply exist to meet anticipated growth. As is customary in the industry, the Company does not maintain long-term or exclusive purchase commitments or arrangements with any publisher.

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

     Marketing the Company's products is under the direction of the Vice President - Marketing to whom six general managers and a staff of 26 marketing personnel report. Members of the staff are assigned to each of the Company's customers and present new titles, recommend promotions, coordinate orders and shipments, and handle other customer requests.

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

     To further enhance the Company's service capabilities, AMS has installed new software and material handling equipment ("Acupak") in its distribution facilities in Indianapolis and Sacramento. The system is designed to improve the Company's efficiency in handling customer orders requiring less than a full carton of a particular title.

     The Company provides in-store management of certain customers' book departments through its network of independent service representatives.

INTERNATIONAL BUSINESS

     The Company operates wholly owned foreign subsidiaries in the United Kingdom and Mexico. Advanced Marketing (UK) Limited was incorporated in September 1993 in the United Kingdom. From its headquarters near London, it provides a full range of general interest books, audio and music products primarily to the seven Costco membership warehouse club locations in the United Kingdom. The Company also services 96 other specialty retail locations and continues its efforts to expand its distribution of media products to other U.K. retailers.

     Consistent with the Company's strategic desire to grow internally as well as through opportunistic acquisitions, in March 1998, the Company, through Advanced Marketing (Europe), Ltd., a newly formed U.K. subsidiary of the Company ("AMS Europe"), acquired the assets and assumed the liabilities of the wholesale distribution business of Aura Books, PLC ("Aura"). Headquartered outside of London, Aura is a U.K. wholesale book distributor to non-traditional markets such as garden centers, gift shops, department stores and other specialty retail outlets. The Aura acquisition reinforces the Company's existing commitment to the U.K. market.

     Advanced Marketing S. de R.L. de C.V. was incorporated in January 1994 in Mexico. From its headquarters in Mexico City, the Company distributes books to 40 membership warehouse club locations, as well a variety of general and mass merchandisers, office supply superstores and other specialty retailers. The Company continues to move forward with the introduction of the concept of a one-stop customized, book program to the retailers in the Mexican marketplace.

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

     During fiscal 1998, the Company's Mexican subsidiary operated at a loss and there can be no assurance of success in developing sufficient sales volumes and gross margin contributions to generate profits, particularly given the low level of economic activity in the Mexican consumer markets since the December 1994 Mexican peso devaluation. The Company accrued a provision for currency exchange loss on its investment in its Mexican subsidiary in fiscal years 1996, 1997 and 1998.

     The Company utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico. No assurances can be given that the expansion in international markets will be profitable; the Company expects no significant profit contribution from these international operations in fiscal 1999.

RISKS AND COMPETITION

     In fiscal 1998, approximately 92% of the Company's sales were to membership warehouse clubs with the remainder to office product superstores, computer superstores, mass merchandisers or other specialty retailers. In the year ended March 31, 1998, two warehouse club customers accounted for approximately 84% of the Company's net sales. Although the Company believes it provides services and efficiencies that membership warehouse clubs and other retailers would have difficulty duplicating, the Company believes that its customers may, from time to time, increase the percentage of books they purchase directly from publishers or from other wholesale distributors. Further, the Company could lose customers if they discontinue books as a product line, suffer a business failure or merge or consolidate with another entity not currently serviced by AMS. The Company has no long-term or exclusive purchase commitments with any of its customers. Any loss of a major customer would have a material adverse effect on the Company. Given the relatively small number of membership warehouse club chains, the Company's reliance on a few customers is likely to continue. See "Customers."

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

CUSTOMERS

     The Company is currently servicing four membership warehouse clubs. The Company's customers account for over 95% of the sales in the warehouse club industry and operate approximately 825 locations throughout the United States, Canada, Mexico, the United Kingdom and certain Pacific Rim countries. Taking into account domestic and international activities, the following table sets forth those customers who accounted for 10% or more of the Company's total net sales in fiscal 1998, 1997 and 1996.

                                              PERCENTAGE OF NET SALES
                                              -----------------------
                                               1998     1997     1996
                                               ----     ----     ----
Costco Companies, Inc.                          44%      46%      42%
SAM's Club (a unit of Wal-Mart Stores, Inc.)    40%      37%      43%

EMPLOYEES

     At March 31, 1998, the Company had approximately 490 employees who were engaged in administrative, merchandising, marketing, warehousing and retail operations. The Company also hires temporary workers, primarily during the peak holiday season. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2  - PROPERTIES

     The Company is headquartered in approximately 57,300 square feet of commercial space in San Diego, California. The space is leased for a 10-year term expiring in 2008 with an annual base rent of $697,999.

     The Company maintains the following distribution centers from which it ships to its customers:

        LOCATION                    APPROXIMATE               DATE
  (METROPOLITAN AREA)              SQUARE FOOTAGE            OPENED
  -------------------              --------------            ------
Dallas, Texas                         145,000            November 1997
Baltimore, Maryland                   160,000              March 1998
Sacramento, California                150,000             August 1993
Indianapolis, Indiana                 140,000              April 1996

     Each of these distribution centers is leased, with the leases expiring between 2004 and 2008. Annual base rental payments range from $431,200 to $622,400. In connection with its March 1998 acquisition of Aura, the Company also now leases two buildings comprising approximately 25,000 square feet in Greenford, England under the terms of a lease expiring in July 1999 at an annual base rental of $287,360. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company believes that its distribution centers are adequate for the conduct of its business through at least fiscal 1999.

     The Company also utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico. It also leases office space in both countries on short-term leases, the commitments under which are not material.

ITEM 3- LEGAL PROCEDURES

     The Company is not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the last quarter of the year ended March 31, 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market under the Nasdaq symbol "ADMS." The following table sets forth the high and low closing prices of the Common Stock, as reported on the Nasdaq National Market. On June 10, 1998, the Company had approximately 1,800 beneficial stockholders and 100 stockholders of record.

                                                       FISCAL 1998      FISCAL 1997
                                                     ---------------  ---------------
                                                      HIGH    LOW      HIGH     LOW
First Quarter - Ended June 28/June 29                10 5/8   8 5/8    16       10 7/8

Second Quarter - Ended September 27/September 28     14 1/8   9 7/8    13 3/8   9 7/8

Third Quarter - Ended December 27/December 28        14 7/8   11 1/2   11 1/4   8 7/8

Fourth Quarter - Ended March 31                      20 3/4   11 7/8   11       8 3/4

     In May 1998, the Company announced that its Board of Directors intends to declare and pay dividends on the Company's Common Stock at the current annual rate of $0.10 per share. In accordance with that policy, the Board of Directors declared a quarterly dividend of $0.025 per share of Common Stock payable on June 15, 1998 to stockholders of record on June 1, 1998. There are no direct limitations or restrictions on the payment of cash dividends under the Company's line of credit arrangement or any other agreement. The declaration and payment of dividends by the Company in the future will be subject to the discretion of the Board of Directors and, although it currently intends to do so, no assurance can be given that the Company will declare and pay dividends in the future. Determination as to the payment of dividends will depend upon, among other things, general business condition, the Company's financial condition and results of operations, contractual, legal and regulatory restrictions relating to the payment of dividends by the Company and such other factors as the Board of Directors may be deem relevant.

     On May 30, 1994, the Company announced a second stock repurchase program pursuant to which the Company may repurchase in open market transactions, from time to time, based upon existing market conditions, up to 500,000 shares of its Common Stock. The Company purchased 211,000 shares of Common Stock during fiscal 1995 and 10,000 shares of Common Stock in fiscal 1998 pursuant to such repurchase program.

ITEM 6 - SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto. No cash dividends were paid on the Company's Common Stock in any of the periods presented.

RESULTS OF OPERATIONS                                           FOR THE YEARS ENDED MARCH 31
---------------------                              ----------------------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     1998           1997           1996          1995            1994
                                                     ----           ----           ----          ----            ----
Net Sales                                          $  436,599      $ 385,651     $ 365,499      $ 303,708      $ 264,518
    Cost of Goods Sold                                390,013        347,277       328,361        274,776        242,497
                                                   ----------      ---------     ---------      ---------      ---------
Gross Profit                                           46,586         38,374        37,138         28,932         22,021
    Distribution and Administrative Expenses           33,730         28,903        28,243         24,083         22,561
                                                   ----------      ---------     ---------      ---------      ---------
Income (Loss) From Operations                          12,856          9,471         8,895          4,849          (540)
    Interest and Dividend Income, Net                   1,785            896         1,209            859            761
                                                   ----------      ---------     ---------      ---------      ---------
Income Before Provision for Income Taxes               14,641         10,367        10,104          5,708            221
    Provision for Income Taxes                          5,492          3,911         4,003          2,346             65
                                                   ----------     ----------    ----------      ---------      ---------
Net Income                                         $    9,149        $ 6,456       $ 6,101        $ 3,362          $ 156
                                                   ----------      ---------     ---------      ---------      ---------
                                                   ----------      ---------     ---------      ---------      ---------
Net Income Per Common and Common Share
    Equivalent - Diluted                               $ 1.60         $ 1.13        $ 1.09         $ 0.60         $ 0.03
                                                   ----------      ---------     ---------      ---------      ---------
                                                   ----------      ---------     ---------      ---------      ---------
Weighted Average Number of Common and Common
    Share Equivalents Outstanding - Diluted
                                                        5,701          5,716         5,619          5,588          5,415
                                                   ----------      ---------     ---------      ---------      ---------
                                                   ----------      ---------     ---------      ---------      ---------

BALANCE SHEET DATA                                                           AS OF MARCH 31,
                                                 --------------------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     1998           1997          1996            1995          1994
                                                     ----           ----          ----            ----          ----
Working Capital:
    Cash and Cash Equivalents                      $   28,982      $  13,592     $   8,706      $   9,035        $ 2,928
    Investments, Available-For-Sale                     8,068          9,177        12,532          9,153         14,469
    Inventories, Net                                   99,429         91,745        72,297         69,356         62,451
    Accounts Receivable and Other Current              70,363         62,656        65,767         42,075         28,569
      Assets
    Current Liabilities                              (150,724)      (125,714)     (111,680)       (88,794)       (70,775)
                                                   ----------      ---------     ---------      ---------      ---------
    Total Working Capital                          $   56,118      $  51,456     $  47,622      $  40,825      $  37,642
Total Assets                                       $  218,472      $ 183,501     $ 162,651      $ 133,131      $ 112,402
Debt                                                        -              -             -             -             -
Stockholders' Equity                               $   67,748      $  57,787     $  50,971      $  44,337      $  41,627
Book Value Per Common Share                            $12.08         $10.47         $9.32          $8.22          $7.66

                                                 10

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

Net income for the fiscal year ended March 31, 1998 was $9,149,000, or $1.60 per share on a diluted basis, on net sales of $436,599,000. This compares to net income of $6,456,000, or $1.13 per share, on net sales of $385,651,000 for the previous fiscal year. The 13.2 percent increase in net sales was related to higher sales at the Company's warehouse club customers and reduced customer returns, particularly from one of the Company's major customers. Net sales growth was concentrated in the basic reference and children's categories of books.

     The Company experienced a 21 percent rate of returns from customers in fiscal 1998 compared with 28 percent in fiscal 1997. To partially address the unfavorable trends in customer returns during the past few years, the Company implemented its Vendor Managed Inventory (VMI) replenishment system with its two largest customers late in fiscal 1997. During the first quarter of fiscal 1998, customer return rates rose significantly as implementation of VMI resulted in smaller initial shipments of particular titles; however, during the remainder of the year, return rates dropped by approximately 8 to 10 percentage points from prior year levels. Consistent with the Company's previous practices, reserves have been established based on management's best estimate of expected future product returns.

     Gross profit for fiscal 1998 reached $46,586,000, an increase of $8,212,000 from the fiscal 1997 level. As a percentage of sales, gross profit was 10.7 percent in fiscal 1998 compared with 10.0 percent in the previous fiscal year. The increase in gross profit margin resulted primarily from increased sales of basic reference and children's books, which generally carry higher margins, and a reduced mix of best-selling novels, which generally carry lower margins, offset by higher markdown expense associated with non-returnable books purchased by the Company.

     Distribution and administrative expenses increased to $33,730,000 for fiscal 1998 from $28,903,000 for fiscal 1997. As a percentage of sales, these expenses rose to 7.7 percent from 7.5 percent for the prior fiscal year. Modestly lower distribution expenses were offset by increases in payroll and other staff related costs to support the Company's growth initiatives and reductions in cash discount income. In accordance with industry practice, revenues and associated expenses related to the Company's advertising activities are included in distribution and administrative expenses.

     Interest and dividend income increased to $1,785,000 in fiscal 1998 from $896,000 in fiscal 1997 as a result of higher investment balances. The Company's combined federal and state statutory tax rate was approximately 39 percent. Various adjustments, primarily due to the tax benefit of a loss carryforward on one of the Company's foreign operations as well as tax-exempt interest income offset, in part, by foreign currency exchange losses caused the fiscal 1998 provision for income taxes to be $5,492,000, or 37.5 percent of pre-tax income. The fiscal 1997 provision for income taxes was 3,911,000, or 37.7 percent of pre-tax income, primarily due to the Company's utilization of a foreign tax loss carryforward and tax-exempt interest income.

FISCAL 1997 COMPARED TO FISCAL 1996

Net income for the fiscal year ended March 31, 1997 was $6,456,000, or $1.13 per share on a diluted basis, on net sales of $385,651,000. This compares to net income of $6,101,000, or $1.09 per share, on net sales of $365,499,000 for the previous fiscal year. The 5.5 percent increase in net sales was spread among the Company's warehouse club and specialty retailer customers. Net sales increases in the warehouse clubs were negatively impacted by higher returns, particularly from one of the Company's major customers. Net sales increases to specialty retailers were the result of the Company's continuing efforts to expand its customer base. Net sales growth was concentrated in the bestseller and mass paperback categories of books.

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

     Gross profit for fiscal 1997 reached $38,374,000, an increase of $1,236,000 from the fiscal 1996 level. As a percentage of sales, gross profit was 10.0 percent in fiscal 1997 compared with 10.2 percent in the previous fiscal year. The decline in the gross profit margin resulted primarily from a greater mix of best-selling novels and mass paperback titles, which generally carry lower margins. Distribution and administrative expenses increased to $28,903,000 for fiscal 1997 from $28,243,000 for fiscal 1996. As a percentage of sales, however, these expenses declined to 7.5 percent from 7.7 percent for the prior fiscal year. Modestly higher distribution expenses and increases in payroll and other staff related costs were partially offset by higher contributions to income from the Company's promotional activities and cash discount income. As previously reported, the Company anticipated a substantial reduction in cash discount income in fiscal 1998. In accordance with industry practice, revenues and associated expenses related to the Company's advertising activities are included in distribution and administrative expenses.

     Interest and dividend income decreased to $896,000 in fiscal 1997 from $1,209,000 in fiscal 1996 as a result of a reduction in the Company's investment balances, as well as lower yields due to a greater proportion of tax-exempt investment in the current fiscal year. The Company's combined federal and state statutory tax rate was approximately 39 percent. Various adjustments, primarily due to the tax benefit of a loss carryforward on one of the Company's foreign operations as well as tax-exempt interest income offset, in part, by foreign currency exchange losses caused the fiscal 1997 provision for income taxes to be $3,911,000, or 38 percent of pre-tax income. The fiscal 1996 provision for income taxes was $4,003,000, or 40 percent of pre-tax income, primarily due to the Company's loss from foreign operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended March 31, 1998, $20,339,000 of cash was provided by operating activities. In the prior year, $5,161,000 of cash was provided by operating activities. At March 31, 1998, the Company's cash and cash equivalents had increased by $15,390,000 compared to March 31, 1997, primarily due to net income generated in fiscal 1998 and by increased accounts payable. Trade accounts receivable increased $5,888,000 compared to one year ago as a result of an increase in net sales in the latter part of the fourth quarter. The inventory increase of $3,824,000 is in response to increased sales activity, further development of specialty retailer distribution programs, the timing of receipt of individual high volume titles and the timing of returns to publishers of certain titles. These working capital increases were more than offset by an increase in accounts payable of $17,660,000 from levels at March 31, 1997. The working capital required to finance inventories is directly related to inventory turnover rate and trade credit terms provided by publishers. Trade credit terms from the Company's vendors did not change significantly during fiscal 1998. Inventory turnover remained consistent between years at approximately four times.

     The Company had available at March 31, 1998, an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at the prime rate (8.5 percent at March 31, 1998). The Company did not borrow on its line of credit during fiscal 1998 or fiscal 1997. The line of credit expires July 31, 1999.

     The Company believes that its working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations. Although the Company has no commitments to do so at the present time, the Company may consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could affect the Company's liquidity and capital resources.

IMPACT OF INFLATION

The Company has been subject to relatively low prevailing inflation rates in all countries in which it operates, with the exception of Mexico, during fiscal 1998, 1997 and 1996. The Company has generally been able to adjust its selling prices in all countries in which it operates to offset increased costs of merchandise and expects to be able to continue to do so in the foreseeable future. While the Mexico activities are not a significant part of the Company's overall operations, the continued high rates of inflation in Mexico may result in future foreign currency exchange losses.


COMPUTER OPERATIONS AND THE YEAR 2000

During the current year, the Company developed a plan to address anticipated Year 2000 issues in connection with its data processing and other activities. It is currently estimated that the net cost for review, analysis, modification and testing of existing computer programs for both internal and external software will be between $400,000 and $600,000. The Company has incurred a portion of such expenses in the current fiscal year and it is anticipated that a substantial portion of the total estimated cost will be incurred over the next two years and will be expensed as incurred. Although, based on a review of its data processing, operating and other computer based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, there can be no assurance in that regard.

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

     The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, the Company's concentration of sales and credit risk with two customers, the Company's ability to impact customer return rates, continued successful results from the VMI program, currency and other risks related to foreign operations, the Company's expansion plans, the results of financing efforts and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results during fiscal 1999 and beyond and cause such results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants                                    15

Consolidated Balance Sheets                                                 16

Consolidated Statements of  Income                                          17

Consolidated Statements of Stockholders' Equity                             18

Consolidated Statements of Cash Flows                                       19

Notes to Consolidated Financial Statements                                20-25


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advanced Marketing Services, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Marketing Services, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

San Diego, California
May 12, 1998

                        ADVANCED MARKETING SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                          AS OF MARCH 31, 1998 AND 1997

                                                                              1998            1997
                                                                           ---------        ---------
                                                                               (In Thousands)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents                                                  $  28,982        $  13,592
Investments, Available-for-Sale (Note 2)                                       8,068            9,177
Accounts Receivable-Trade, Net of Allowances
  for Uncollectible Accounts and Sales Returns
  of $4,012 in 1998 and $3,782 in 1997                                        61,665           53,564
Vendor and Other Receivables                                                   2,408            2,801
Inventories                                                                   99,429           91,745
Deferred Income Taxes (Note 4)                                                 4,922            5,482
Prepaid Expenses                                                               1,368              809
                                                                           ---------        ---------
TOTAL CURRENT ASSETS                                                         206,842          177,170
PROPERTY AND EQUIPMENT, AT COST                                               11,964            9,206
Less: Accumulated Depreciation and Amortization                                7,043            5,445
                                                                           ---------        ---------
NET PROPERTY AND EQUIPMENT                                                     4,921            3,761
INVESTMENTS, AVAILABLE-FOR-SALE (Note 2)                                           -            2,063
GOODWILL AND OTHER ASSETS (Note 8)                                             6,709              507
                                                                           ---------        ---------
TOTAL ASSETS                                                               $ 218,472        $ 183,501
                                                                           ---------        ---------
                                                                           ---------        ---------
                                                                              1998            1997
                                                                           ---------        ---------
                                                                                (In Thousands,
                                                                               Except Share Data)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                           $ 142,203        $ 119,507
Accrued Liabilities                                                            8,141            5,318
Income Taxes Payable                                                             380              889
                                                                           ---------        ---------
TOTAL CURRENT LIABILITIES                                                    150,724          125,714
COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY (Note 7):
Common Stock $.001 Par Value, Authorized 20,000,000 Shares,
  Issued: 6,328,000 Shares in 1998 and 6,228,000 Shares in 1997
  Outstanding: 5,610,000 Shares in 1998 and 5,521,000 Shares in 1997               6                6

Additional Paid-In Capital                                                    27,145           26,319
Retained Earnings                                                             42,718           33,569
Unrealized Gain on Investments                                                     8                9
Foreign Currency Translation Adjustment                                           (9)             (86)
Less: Treasury Stock, 718,000 Shares in 1998 and 708,000
  Shares in 1997, at Cost                                                     (2,120)          (2,030)
                                                                           ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                    67,748           57,787
                                                                           ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 218,472        $ 183,501
                                                                           ---------        ---------
                                                                           ---------        ---------


The accompanying notes are an integral part of these consolidated balance sheets.

                        ADVANCED MARKETING SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1998             1997              1996
                                                       --------         --------          --------
NET SALES                                              $436,599         $385,651          $365,499

 Cost of Goods Sold                                     390,013          347,277           328,361
                                                       --------         --------          --------

GROSS PROFIT                                             46,586           38,374            37,138

 Distribution and Administrative Expenses                33,730           28,903            28,243
                                                       --------         --------          --------
INCOME FROM OPERATIONS                                   12,856            9,471             8,895

 Interest and Dividend Income, Net                        1,785              896             1,209
                                                       --------         --------          --------

INCOME BEFORE PROVISION FOR INCOME TAXES                 14,641           10,367            10,104

 Provision for Income Taxes (Note 4)                      5,492            3,911             4,003
                                                       --------         --------          --------
NET INCOME                                             $  9,149         $  6,456          $  6,101
                                                       --------         --------          --------
                                                       --------         --------          --------
NET INCOME PER COMMON AND COMMON
 SHARE EQUIVALENT:

 Basic                                                    $1.65            $1.18             $1.12
                                                       --------         --------          --------
                                                       --------         --------          --------
 Diluted                                                  $1.60            $1.13             $1.09
                                                       --------         --------          --------
                                                       --------         --------          --------
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:

 Basic                                                    5,559            5,480             5,424

 Diluted                                                  5,701            5,716             5,619

The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                     COMMON STOCK                              UNREALIZED    FOREIGN
                                     OUTSTANDING       ADDITIONAL             (GAIN) LOSS    CURRENCY
                                ----------------------  PAID-IN     RETAINED      ON        TRANSLATION TREASURY
                                  SHARES      AMOUNT    CAPITAL     EARNINGS  INVESTMENTS   ADJUSTMENT    STOCK     TOTAL
                                ----------  ---------- ------------ --------- ------------- ----------- --------- --------
BALANCE, March 31, 1995              5,395       $  6     $ 25,519   $ 21,012     $  (46)     $  (124)  $(2,030)  $ 44,337
Exercise of Options                     71          -          449          -          -            -         -        449
Unrealized Gain on Investments           -          -            -          -         54            -         -         54
Foreign Currency Translation             -          -            -          -          -           30         -         30
Net Income                               -          -            -      6,101          -            -         -      6,101
----------------------------   ----------- ---------- ------------  --------- -----------  ---------- ---------  ---------

BALANCE, March 31, 1996              5,466          6       25,968     27,113          8          (94)   (2,030)    50,971
Exercise of Options                     55                     351          -          -            -         -        351
Unrealized Gain on Investments           -          -            -          -          1            -         -          1
Foreign Currency Translation             -          -            -          -          -            8         -          8
Net Income                               -          -            -      6,456          -            -         -      6,456
----------------------------   ----------- ---------- ------------  --------- -----------  ---------- ---------  ---------

BALANCE, March 31, 1997              5,521          6       26,319     33,569          9          (86)   (2,030)    57,787
Exercise of Options                     99          -                       -          -            -         -        826
Repurchase of Common Stock             (10)         -            -          -          -            -       (90)       (90)
Unrealized Loss on Investments           -          -            -          -         (1)           -         -         (1)
Foreign Currency Translation             -          -                                  -           77         -         77
Net Income                               -          -        9,149          -          -            -         -      9,149
----------------------------   ----------- ---------- ------------  --------- -----------  ---------- ---------  ---------

BALANCE, March 31, 1998              5,610       $  6     $ 27,145    $42,718      $   8         $ (9)  $(2,120)  $ 67,748

----------------------------   ----------- ---------- ------------  --------- -----------  ---------- ---------  ---------

The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                       1998        1997         1996
                                                                       ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $  9,149     $  6,456     $  6,101
Adjustments To Reconcile Net Income To Net Cash Provided
    By Operating Activities:
    Depreciation & Amortization                                        1,468        1,289          897
    Provision For Uncollectible Accounts and Sales Returns               765          749        1,922
    Deferred Income Taxes                                                560         (203)      (2,168)
    Provision For Markdown of Inventories                              4,611        2,979        3,976
    Changes in Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable-Trade               (6,653)       3,343      (22,529)
       (Increase) Decrease in Vendor and Other Receivables               396         (588)        (547)
       Increase in Inventories                                        (8,435)     (22,587)      (6,823)
       (Increase) in Other Assets                                       (591)        (460)        (361)
       Increase in Accounts Payable                                   17,660       15,022       19,335
       Increase in Accrued Liabilities                                 2,072           16        2,341
       Increase (Decrease) in Income Taxes Payable                      (663)        (855)       1,140
                                                                    --------     --------     --------
    Net Cash Provided By Operating Activities                         20,339        5,161        3,284
                                                                    --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Aura Books, PLC:
          Accounts Receivable                                         (2,051)           -            -
          Inventory                                                   (3,704)           -            -
          Prepaid Expenses                                              (330)           -            -
          Property and Equipment                                        (546)           -            -
          Goodwill                                                    (5,840)           -            -
          Accounts Payable                                             4,820            -            -
          Accrued Liabilities                                            753            -            -
          Income Taxes Payable                                           149            -            -
                                                                    --------     --------     --------
    Net Cash Used in Acquisition                                      (6,749)           -            -
    Purchase/Disposal of Property and Equipment, Net                  (2,082)      (1,982)      (1,644)
    Purchase of Investments, Available-For-Sale                      (12,093)      (8,672)     (31,535)
    Sale and Redemption of Investments, Available-For-Sale            15,264        9,965       29,222
    Net Cash Used In Investing Activities                             (5,660)        (689)      (3,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Exercise of Options and Related Tax Benefit            826          351          449
    Purchase of Treasury Stock                                           (90)           -            -
                                                                    --------     --------     --------
    Net Cash Provided By Financing Activities                            736          351          449
                                                                    --------     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (25)          63         (105)
                                                                    --------     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      15,390        4,886         (329)
CASH AND CASH EQUIVALENTS, Beginning of Year                          13,592        8,706        9,035
CASH AND CASH EQUIVALENTS, End of Year                              $ 28,982     $ 13,592     $  8,706
                                                                    --------     --------     --------
                                                                    --------     --------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid During the Year For:
       Income Taxes                                                 $  5,093     $  4,887     $  4,927

The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



THE COMPANY

Advanced Marketing Services, Inc., a Delaware corporation, (the "Company") distributes general interest, computer and business books and books on tape to the membership warehouse club industry and other specialty retailers. The Company established subsidiaries in Mexico and the United Kingdom to distribute similar media products including music (U.K. only).

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds and short-term municipal instruments as of March 31, 1998 and principally of money market funds as of March 31, 1997.

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

CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in debt and equity instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Approximately 84 and 80 percent of the Company's accounts receivable balances at March 31, 1998 and 1997, respectively, were concentrated with two major customers in the warehouse club industry.

ACCOUNTS RECEIVABLE ALLOWANCES

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. On approximately 90 percent of the Company's purchases, the Company has the right to return unsold product to publishers. The Company has provided allowances of $2,334,000 and $2,035,000 as of March 31, 1998 and 1997, respectively, for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions. The Company has also provided allowances for uncollectible trade accounts receivable of $1,678,000 and $1,747,000 as of March 31, 1998 and 1997, respectively.

VENDOR AND OTHER RECEIVABLES

Vendor and other receivables primarily consist of amounts due from vendors for purchase rebates and for merchandise returned to vendors.

INVENTORIES

Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market. The Company's rights to return to publishers were limited or nonexistent on approximately 24 and 26 percent of the Company's inventories at March 31, 1998 and 1997, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives (ranging from three to five years) of the assets.

LONG-LIVED ASSETS

On a regular basis, the Company evaluates and assesses its assets for impairment under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of," and makes appropriate adjustments when an asset is deemed to be impaired. In performing this analysis, the Company estimates future cash flows to be generated as a result of operations compared against the carrying value of related assets.

SIGNIFICANT CUSTOMERS

A substantial portion of the revenue earned by the Company is derived from a limited number of customers. Taking into account domestic and international activities, the Company's two largest customers accounted for 44 and 40 percent of net sales in fiscal 1998, 46 and 37 percent of net sales in fiscal 1997 and 42 and 43 percent of net sales in fiscal 1996. No other customers accounted for 10 percent or more of the Company's net sales during these years.

REVENUE RECOGNITION

Sales and related cost of sales are recognized upon delivery of merchandise to customer locations. The Company provides reserves for the effect of estimated future sales returns. In accordance with industry practice, revenues and associated expenses related to the Company's advertising activities are included in Distribution and Administrative Expenses.

INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. See Note 4.

PER SHARE INFORMATION

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which has been adopted by the Company. The statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), and is effective for periods ending after December 15, 1997. Prior year per share information is presented in accordance with the statement. The following data summarize information relating to the per share computations (in thousands, except per share data):

                                                                 YEARS ENDED MARCH 31,
                                                           --------------------------------
                                                            1998         1997         1996
                                                           ------       ------       ------
Net Income                                                 $9,149       $6,456       $6,101
                                                           ------       ------       ------
                                                           ------       ------       ------
Weighted Average Common Shares Outstanding                  5,559        5,480        5,424
                                                           ------       ------       ------
Basic Earnings Per Share                                   $ 1.65       $ 1.18       $ 1.12
                                                           ------       ------       ------
                                                           ------       ------       ------
Weighted Average Common Shares Outstanding                  5,559        5,480        5,424
Common Stock Options Granted                                  142          236          195
                                                           ------       ------       ------
Total Weighted Average Common Shares and Equivalents        5,701        5,716        5,619
                                                           ------       ------       ------
Diluted Earnings Per Share                                 $ 1.60       $ 1.13       $ 1.09
                                                           ------       ------       ------
                                                           ------       ------       ------

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999. Management believes the adoption of SFAS No. 130 will not have a material effect on its consolidated financial statements.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which, based on the management approach to segment reporting, establishes requirements to report entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenue. SFAS requires limited segment data on a quarterly basis. The Company will adopt SFAS No. 131 in the first quarter of fiscal year 1999. Management believes the adoption of SFAS No. 131 will not have a material effect on its consolidated financial statements.

2.   INVESTMENTS, AVAILABLE-FOR-SALE

Investments, available-for-sale at March 31, 1998 and 1997 are as follows (in thousands):

                                                                 Gross          Gross
                                                  Amortized    Unrealized    Unrealized    Estimated
March 31, 1998                                       Cost         Gains         Losses     Fair Value
--------------                                    ---------    ----------    ----------    ----------
Debt Securities Issued by States of the
U.S. and Political Subdivisions of the States       $ 8,060        $ 8            $ -       $ 8,068

March 31, 1997
--------------
Debt Securities Issued by States of the
U.S. and Political Subdivisions of the States       $11,231        $10            $ 1       $11,240

Investments in debt securities issued by States of the U.S. and political subdivisions of the States as of March 31, 1998 in the amount of approximately $8,068,000 are scheduled to mature within one year. Proceeds from the sale of investments aggregated approximately $5,073,000 for year ended March 31, 1998. The realized net gain on these sales totaled approximately $73,000. Proceeds from the sale of investments during the same period of the previous year totaled approximately $4,438,000 on which a net gain of approximately $3,000 was realized. The Company uses the specific identification method in determining cost on these investments.

3.   LINE OF CREDIT

The Company had available at March 31, 1998 and 1997 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate is at prime (8.5 percent at March 31, 1998 and 1997). The line of credit expires July 31, 1999. As of and during the years ended March 31, 1998 and 1997, there were no borrowings on the Company's line of credit.

4.   INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

                        YEARS ENDED MARCH 31,
                -----------------------------------
                 1998          1997           1996
                ------       -------        -------
CURRENT:

Federal         $3,990        $3,348        $ 5,034
State              941           767          1,137
DEFERRED:
Federal            458          (167)        (1,775)
State              103           (37)          (393)
                ------        ------        -------
                $5,492        $3,911        $ 4,003
                ------        ------        -------
                ------        ------        -------

                                       22

A reconciliation of the provision for income taxes at the statutory federal income tax rate of 34 percent to the effective tax provision as reported is as follows (in thousands):

                                                          YEARS ENDED MARCH 31,
                                                  -------------------------------------
                                                   1998           1997           1996
                                                  ------         ------         ------
Taxes at Statutory Federal Rate                   $4,978         $3,525         $3,435
State Income Taxes, Net of Federal Benefit           676            480            470
Tax-Exempt Interest and Dividend Income             (318)          (129)          (102)

Loss on Foreign Operations                            64             14            186
Other                                                 92             21             14
                                                  ------         ------         ------
                                                  $5,492         $3,911         $4,003
                                                  ------         ------         ------
                                                  ------         ------         ------

The temporary differences which give rise to the deferred tax assets as of March 31, 1998 and 1997 are as follows (in thousands):

                                                                AS OF MARCH 31,
                                                              -------------------
                                                               1998         1997
                                                              ------       ------
Inventory Reserves                                            $2,680       $2,653
Allowances for Sales Returns and Uncollectible Accounts        1,126        1,184
Depreciation and Amortization                                     79          218
Vacation Pay and Accrued Compensation                             93           59
Accounts Payable Accruals                                        861        1,247
Other                                                             83          121
                                                              ------       ------
                                                              $4,922       $5,482
                                                              ------       ------
                                                              ------       ------

5.   COMMITMENTS

The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense for the years ended March 31, 1998, 1997 and 1996 was $3,115,000, $2,998,000 and $2,834,000 respectively. The leases have initial expiration dates ranging from 1998 to 2008. Certain of the leases contain renewal options, termination options and periodic adjustment of the minimum monthly rental payment based upon increases in the Consumer Price Index.

At March 31, 1998, the aggregate future minimum rentals are as follows (in thousands):

YEAR ENDING MARCH 31,            AMOUNT
----------------------------------------
1999                             $ 3,817
2000                               3,804
2001                               2,807
2002                               2,640
2003                               2,485
Thereafter                        10,504
----------------------------------------
                                 $26,057


6.   EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) profit-sharing plan covering substantially all of its employees. The Company matches, at a 25 percent rate, employee contributions up to 4 percent of compensation. In fiscal years 1998, 1997 and 1996, the Company's matching contributions equaled $74,000, $71,000 and $45,000, respectively. The plan also provides for discretionary Company contributions as approved by the Board of Directors. Company discretionary contributions of $357,000, $262,000 and $251,000 for the years ended March 31, 1998, 1997 and 1996, respectively, are included in the accompanying statements of income.

     On March 1, 1996, the Company introduced a deferred compensation plan which permits eligible employees and officers to defer a portion of their compensation and requires the Company to provide certain matching amounts and accrued interest as defined in the plan. The deferred compensation liability, including company matching and accumulated interest, amounted to approximately $583,000 at March 31, 1998. The deferred compensation plan is funded under a trust agreement whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan. The expense associated with the plan, including life insurance costs, was $132,000 for fiscal 1998 and $92,000 for fiscal 1997.

7.   STOCK OPTION PLANS

The Company has two stock option plans (the "Plans") which provide for the grant of incentive stock options or nonqualified stock options to employees and directors of the Company. Nonemployee directors are only eligible to be granted nonqualified stock options. Incentive stock options may be granted at prices not less than 100 percent of the fair market value of such shares at the date of grant (110 percent with respect to optionees who are 10 percent or more stockholders of the Company). Nonqualified options may be granted at prices not less than 85 percent of the fair market value of such shares at the date of grant. Options granted under the Plans become exercisable in installments as determined by the Board of Directors. There were 676,000 shares issuable under the 1987 Plan and are 400,000 shares issuable under the 1995 Plan. The expiration date of the options is determined by the Board of Directors and does not exceed 10 years for incentive options (5 years with respect to optionees who are 10 percent or more stockholders of the Company) and 10 years and 1 day for nonqualified options. As of March 31, 1997, no further options may be granted under the 1987 Plan.

     The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options. Had compensation expense been recorded for options granted in fiscal years 1998, 1997 and 1996, the Company's net income and earnings per share would have been reduced approximately $132,000, or $.02 per share, and approximately $85,000, or $.01 per share, in fiscal 1998 and 1997, respectively. The impact on net income for fiscal 1996 would not have been material. These amounts are for disclosure purposes only and may not be representative of future calculations since additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 1998 and 1997, respectively: expected volatility of 37 and 45 percent; risk-free interest rate of 6.2 and 6.5 percent; expected option life of 5 years; and no dividend yield.

     The changes in the number of common shares under option for the years ended March 31, 1996, 1997 and 1998 are summarized as follows:

                                            1995 PLAN                  1987 PLAN
                                     -----------------------    ------------------------
                                       NUMBER      WEIGHTED       NUMBER       WEIGHTED
                                     OF SHARES    AVG. PRICE    OF SHARES     AVG. PRICE
                                     ---------    ----------    ---------     ----------
Outstanding as of March 31, 1995       150,000       $ 5.42       354,910       $ 4.60
         Granted                        81,500        11.16        39,500         9.18
         Exercised                           -            -        70,920         4.52
         Forfeited                           -            -        13,700         5.09
----------------------------------------------------------------------------------------
Outstanding as of March 31, 1996       231,500         7.44       309,790         5.18
         Granted                        11,500         8.94             -            -
         Exercised                           -            -        54,300         5.00
         Forfeited                      13,000        11.16         1,400         5.02
----------------------------------------------------------------------------------------
Outstanding as of March 31, 1997       230,000         7.31       254,090         5.22
         Granted                       109,500         9.26             -            -
         Exercised                       2,700        11.16        96,740         4.23
         Forfeited                       3,600        11.16        13,200         9.42
----------------------------------------------------------------------------------------
Outstanding as of March 31, 1998       333,200       $ 7.87       144,150       $ 5.52
Exercisable as of March 31, 1998       115,800       $ 6.65        99,450       $ 5.28

8.   ACQUISITION OF AURA BOOKS, PLC



In March 1998, the Company acquired the assets and assumed the liabilities of the wholesale distribution business of Aura Books, PLC ("Aura") for approximately $6.8 million. Aura is a UK book distributor to non-traditional markets, in particular garden centers, gift shops, department stores and other specialty retail outlets.

     The acquisition has been accounted for as a purchase and, accordingly, the assets acquired and the liabilities assumed from Aura have been recorded in the accompanying consolidated balance sheet as of March 31, 1998 at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $5.8 million is being amortized over 25 years. The operating results of Aura have not been included in the accompanying consolidated statement of income for the year ended March 31, 1998 as it is the Company's policy to include the operating results of its foreign subsidiaries as of February 28. The operating results will be included in the consolidated statements of income in future periods.

     The following unaudited pro forma consolidated results of operations for the years ended March 31, 1998 and 1997, assume the Aura acquisition occurred as of April 1, 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1997.

                                                       (UNAUDITED)
                                                     AS OF MARCH 31,
                                          ------------------------------------
                                             1998                       1997
                                          ---------                   --------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net Sales                         $458,037                   $405,270
         Net Income                           9,452                      6,515
         Earnings Per Share:
         Basic                             $   1.70                   $   1.19
         Diluted                           $   1.66                   $   1.14



SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                    QUARTERS (YEARS ENDED MARCH 31)
                                                         ---------------------------------------------------
                                                           1ST           2ND           3RD            4TH
                                                         ---------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1998
Net Sales                                                $82,080       $99,806       $150,522       $104,191
Cost of Sales                                             72,378        89,709        135,000         92,926
Net Income                                                 1,415         1,893          4,563          1,278
Net Income Per Common and Common Share Equivalent:
Basic                                                    $   .26       $   .34       $    .82       $    .23
Diluted                                                  $   .25       $   .33       $    .80       $    .22

Weighted Average Number of
 Common and Common Share Equivalents Outstanding:
Basic                                                      5,518         5,543          5,577          5,598
Diluted                                                    5,697         5,672          5,729          5,768
------------------------------------------------------------------------------------------------------------
FISCAL 1997
Net Sales                                                $97,797       $87,939       $112,965       $ 86,950
Cost of Sales                                             88,612        78,758        101,508         78,399
Net Income                                                 1,227         1,699          2,866            664
Net Income Per Common and Common Share Equivalent:
Basic                                                    $   .22       $   .31       $    .52       $    .12
Diluted                                                  $   .21       $   .30       $    .50       $    .12

Weighted Average Number of
 Common and Common Share Equivalents Outstanding:
Basic                                                      5,468         5,471          5,481          5,501
Diluted                                                    5,746         5,715          5,692          5,604
------------------------------------------------------------------------------------------------------------
FISCAL 1996
Net Sales                                                $76,040       $90,318       $121,396       $ 77,745
Cost of Sales                                             68,639        81,604        109,014         69,104
Net Income                                                   754         1,765          2,904            678
Net Income Per Common and Common Share Equivalent:
Basic                                                    $   .14       $   .33       $    .53       $    .12
Diluted                                                  $   .14       $   .32       $    .52       $    .12

Weighted Average Number of
 Common and Common Share Equivalents Outstanding:
Basic                                                      5,398         5,410          5,429          5,458
Diluted                                                    5,519         5,568          5,637          5,700
------------------------------------------------------------------------------------------------------------

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management," "Management," "Executive Compensation - Summary of Cash and Other Compensation," "- Option Grants" and "- Option Exercises and Holdings," "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on June 19, 1998.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1.    See Index to Consolidated Financial Statements contained in
               Item 8 herein.

         2. See Index to Schedule to Consolidated Financial Statements included herein.

         3.    See Item 14(c) for Index of Exhibits.

    (b)  Report on Form 8-K filed March 27, 1998 -- Item 5.

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

-----------------------------

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

                                          ADVANCED MARKETING SERVICES, INC.
Date:     June 24, 1998          By:      /s/ Charles C. Tillinghast, III
                                          -------------------------------
                                          Charles C. Tillinghast, III
                                          Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     June 24, 1998          By:      /s/ Charles C. Tillinghast, III
                                          -------------------------------
                                          Charles C. Tillinghast, III
                                          Chairman of the Board and Director

Date:     June 24, 1998          By:      /s/ Michael M. Nicita
                                          ---------------------
                                          Michael M. Nicita
                                          Chief Executive Officer and Director
                                          (Principal Executive, Financial and
                                          Accounting Officer)

Date:     June 24, 1998          By:      /s/ Loren C. Paulsen
                                          --------------------
                                          Loren C. Paulsen
                                          Director

Date:     June 24, 1998          By:      /s/ James A. Leidich
                                          --------------------
                                          James A. Leidich
                                          Director

Date:     June 24, 1998          By:      /s/ E. William Swanson, Jr.
                                          ---------------------------
                                          E. William Swanson, Jr.
                                          Director

Date:     June 24, 1998          By:      /s/ Trygve E. Myhren
                                          --------------------
                                          Trygve E. Myhren
                                          Director

Date:     June 24, 1998          By:      /s/ Lynn S. Dawson
                                          ------------------
                                          Lynn S. Dawson
                                          Director

Date:     June 24, 1998          By:      /s/ Robert F. Bartlett
                                          ----------------------
                                          Robert F. Bartlett
                                          Director

                        ADVANCED MARKETING SERVICES, INC.

             INDEX TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
Schedule:

II    Valuation and Qualifying Accounts                           30

     All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements of Advanced Marketing Services, Inc. or in the notes thereto.

                                   SCHEDULE II

                        ADVANCED MARKETING SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                 (In Thousands)

                               BALANCE AT    ADDITIONS               BALANCE AT
                                BEGINNING     CHARGED                 END OF
                                OF PERIOD    TO INCOME   DEDUCTIONS   PERIOD
                               ----------    ---------   ----------   ---------
1996
Allowance for
 uncollectible accounts
 and sales returns              $2,532       $2,049       $  408       $4,173
                                ------       ------       ------       ------
                                ------       ------       ------       ------
Reserve for
 markdown of inventory          $4,904       $4,010       $3,027       $5,887
                                ------       ------       ------       ------
                                ------       ------       ------       ------
1997
Allowance for
 uncollectible accounts
 and sales returns              $4,173       $  989       $1,380       $3,782
                                ------       ------       ------       ------
                                ------       ------       ------       ------
Reserve for
 markdown of inventory          $5,887       $2,983       $3,187       $5,683
                                ------       ------       ------       ------
                                ------       ------       ------       ------
1998
Allowance for
 uncollectible accounts
 and sales returns              $3,782       $  765       $  535       $4,012
                                ------       ------       ------       ------
                                ------       ------       ------       ------
Reserve for
 markdown of inventory          $5,683       $4,611       $3,465       $6,829
                                ------       ------       ------       ------
                                ------       ------       ------       ------