Form 10-K/A
period 1998-03-31
ADVANCED MARKETING SERVICES INC
filed 1998-07-09
CIK 814580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                   FORM 10-K/A

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

                        ADVANCED MARKETING SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                     COMMON STOCK                              UNREALIZED    FOREIGN
                                     OUTSTANDING       ADDITIONAL             (GAIN) LOSS    CURRENCY
                                ----------------------  PAID-IN     RETAINED      ON        TRANSLATION TREASURY
                                  SHARES      AMOUNT    CAPITAL     EARNINGS  INVESTMENTS   ADJUSTMENT    STOCK     TOTAL
                                ----------  ---------- ------------ --------- ------------- ----------- --------- --------
BALANCE, March 31, 1995              5,395       $  6     $ 25,519   $ 21,012     $  (46)     $  (124)  $(2,030)  $ 44,337
Exercise of Options                     71          -          449          -          -            -         -        449
Unrealized Gain on Investments           -          -            -          -         54            -         -         54
Foreign Currency Translation             -          -            -          -          -           30         -         30
Net Income                               -          -            -      6,101          -            -         -      6,101
----------------------------   ----------- ---------- ------------  --------- -----------  ---------- ---------  ---------

BALANCE, March 31, 1996              5,466          6       25,968     27,113          8          (94)   (2,030)    50,971
Exercise of Options                     55                     351          -          -            -         -        351
Unrealized Gain on Investments           -          -            -          -          1            -         -          1
Foreign Currency Translation             -          -            -          -          -            8         -          8
Net Income                               -          -            -      6,456          -            -         -      6,456
----------------------------   ----------- ---------- ------------  --------- -----------  ---------- ---------  ---------

BALANCE, March 31, 1997              5,521          6       26,319     33,569          9          (86)   (2,030)    57,787
Exercise of Options                     99          -          826          -          -            -         -        826
Repurchase of Common Stock             (10)         -            -          -          -            -       (90)       (90)
Unrealized Loss on Investments           -          -            -          -         (1)           -         -         (1)
Foreign Currency Translation             -          -                                  -           77         -         77
Net Income                               -          -            -      9,149          -            -         -      9,149
----------------------------   ----------- ---------- ------------  --------- -----------  ---------- ---------  ---------

BALANCE, March 31, 1998              5,610       $  6     $ 27,145    $42,718      $   8         $ (9)  $(2,120)  $ 67,748

----------------------------   ----------- ---------- ------------  --------- -----------  ---------- ---------  ---------

The accompanying notes are an integral part of these consolidated statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MARKETING SERVICES, INC.
Date:     July 9, 1998           By:      /s/ Charles C. Tillinghast, III
                                          -------------------------------
                                          Charles C. Tillinghast, III
                                          Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     July 9, 1998           By:      /s/ Charles C. Tillinghast, III
                                          -------------------------------
                                          Charles C. Tillinghast, III
                                          Chairman of the Board and Director

Date:     July 9, 1998           By:      /s/ Michael M. Nicita
                                          ---------------------
                                          Michael M. Nicita
                                          Chief Executive Officer and Director
                                          (Principal Executive, Financial and
                                          Accounting Officer)

Date:     July 9, 1998           By:      /s/ Loren C. Paulsen
                                          --------------------
                                          Loren C. Paulsen
                                          Director

Date:     July 9, 1998           By:      /s/ James A. Leidich
                                          --------------------
                                          James A. Leidich
                                          Director

Date:     July 9, 1998           By:      /s/ E. William Swanson, Jr.
                                          ---------------------------
                                          E. William Swanson, Jr.
                                          Director

Date:     July 9, 1998           By:      /s/ Trygve E. Myhren
                                          --------------------
                                          Trygve E. Myhren
                                          Director

Date:     July 9, 1998           By:      /s/ Lynn S. Dawson
                                          ------------------
                                          Lynn S. Dawson
                                          Director

Date:     July 9, 1998           By:      /s/ Robert F. Bartlett
                                          ----------------------
                                          Robert F. Bartlett
                                          Director

                                       28