Form 10-Q
period 1998-06-27
ADVANCED MARKETING SERVICES INC
filed 1998-08-07
CIK 814580

1ST QUARTER
 FISCAL 1999
  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 27, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES X     NO
                                ---
The number of shares of the Registrant's Common Stock outstanding as of July 31, 1998 was 5,625,639.

                        ADVANCED MARKETING SERVICES, INC.

                               INDEX TO FORM 10-Q
                                  June 27, 1998



                                                                           Page
                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets (Unaudited).................................. 3

     Consolidated Statements of Income (Unaudited) ........................... 4

     Consolidated Statements of Cash Flows (Unaudited).........................5

     Notes to (Unaudited) Consolidated Financial Statements................6 - 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...............................9 - 11


                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ...................................................11

ITEM 2 - CHANGES IN SECURITIES ...............................................11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .....................................11

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

ITEM 5 - OTHER INFORMATION....................................................11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................11

SIGNATURES....................................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

                        ADVANCED MARKETING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                     JUNE 27,       MARCH 31,      JUNE 28,
                                                                                       1998           1998           1997
                                                                                    -----------     ---------     ----------
                                                                                    (UNAUDITED)       (NOTE)      (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                                                            $  16,997      $  28,982      $  19,819
Investments, Available-For-Sale                                                         13,805          8,068          2,852
Accounts Receivable - Trade, Net of Allowances for Uncollectible Accounts and
   Sales Returns of $3,720 at June 27, 1998, $4,012 at March 31, 1998 and $3,832
   at June 28, 1997                                                                     58,230         61,665         46,233
Vendor and Other Receivables                                                             4,009          2,408          2,558
Inventories, Net                                                                        91,624         99,429         84,859
Deferred Income Taxes                                                                    4,937          4,922          4,758
Prepaid Expenses                                                                         1,445          1,368            971
                                                                                     ---------      ---------      ---------
      TOTAL CURRENT ASSETS                                                             191,047        206,842        162,050
                                                                                     ---------      ---------      ---------
PROPERTY AND EQUIPMENT, AT COST                                                         12,387         11,964          9,378
Less - Accumulated Depreciation and Amortization                                         6,861          7,043          5,703
                                                                                     ---------      ---------      ---------
     Net Property And Equipment                                                          5,526          4,921          3,675
                                                                                     ---------      ---------      ---------
Investments, Available-For-Sale                                                             --             --          3,108
Goodwill and Other Assets                                                                6,806          6,709          1,356
                                                                                     ---------      ---------      ---------
           TOTAL ASSETS                                                              $ 203,379      $ 218,472      $ 170,189
                                                                                     ---------      ---------      ---------
                                                                                     ---------      ---------      ---------
LIABILITIES
CURRENT LIABILITIES:
Accounts Payable                                                                     $ 125,910      $ 142,203      $ 105,002
Accrued Liabilities                                                                      6,657          8,141          5,080
Income Taxes Payable                                                                     1,374            380            919
                                                                                     ---------      ---------      ---------
     TOTAL CURRENT LIABILITIES                                                         133,941        150,724        111,001
                                                                                     ---------      ---------      ---------
STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value, Authorized 20,000,000 Shares, Issued 6,343,000
   Shares at June 27, 1998, 6,328,000 Shares at March 31, 1998 and 6,233,000
   Shares at June 28, 1997                                                                   6              6              6
Additional Paid In Capital                                                              27,276         27,145         26,351
Retained Earnings                                                                       44,229         42,718         34,984
Unrealized Gain on Investments                                                              53              8             47
Foreign Currency Translation Adjustment                                                     (6)            (9)           (80)
Less: Treasury Stock, 718,000 shares, at Cost                                           (2,120)        (2,120)        (2,120)
                                                                                     ---------      ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                              69,438         67,748         59,188
                                                                                     ---------      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 203,379      $ 218,472      $ 170,189
                                                                                     ---------      ---------      ---------
                                                                                     ---------      ---------      ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.
NOTE: THE BALANCE SHEET AT MARCH 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE, BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              THREE MONTHS ENDED
                                                                          -------------------------
                                                                            JUNE 27,      JUNE 28,
                                                                             1998           1997
                                                                          -----------   -----------
NET SALES                                                                  $ 96,810      $ 82,080
Cost of Goods Sold                                                           84,929        72,378
                                                                           --------      --------
  GROSS PROFIT                                                               11,881         9,702
Distribution and Administrative Expenses                                      9,488         7,815
                                                                           --------      --------
  INCOME FROM OPERATIONS                                                      2,393         1,887
Interest and Dividend Income                                                    314           353
                                                                           --------      --------
  INCOME BEFORE PROVISION FOR INCOME TAXES                                    2,707         2,240
Provision for Income Taxes                                                    1,056           825
                                                                           --------      --------
  NET INCOME                                                               $  1,651      $  1,415
                                                                           --------      --------
                                                                           --------      --------
  OTHER COMPREHENSIVE INCOME:
    Foreign Currency Translation Adjustments                                      3             6
    Unrealized Gain on Investments                                               45            38
                                                                           --------      --------
  COMPREHENSIVE INCOME                                                     $  1,699      $  1,459
                                                                           --------      --------
                                                                           --------      --------
  NET INCOME PER COMMON AND COMMON SHARE EQUIVALENT:
           Basic                                                           $    .29      $    .26
                                                                           --------      --------
                                                                           --------      --------
           Diluted                                                         $    .28      $    .25
                                                                           --------      --------
                                                                           --------      --------
  NUMBER OF SHARES USED IN CALCULATION:
           Basic                                                              5,613         5,518
                                                                           --------      --------
                                                                           --------      --------
           Diluted                                                            5,819         5,697
                                                                           --------      --------
                                                                           --------      --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                           ------------------------
                                                                             JUNE 27,      JUNE 28,
                                                                              1998           1997
                                                                           ----------    ----------
OPERATING ACTIVITIES:
Net Income                                                                  $  1,651      $  1,415
Adjustments to Reconcile Net Income to Net Cash Provided by
   (Used In) Operating Activities:
       Depreciation and Amortization                                             519           333
       Provision for Uncollectible Accounts and Sales Returns                    289           106
       Provision for Markdown of Inventory                                     1,147           480
       Deferred Income Taxes                                                     (15)          724
       Changes in Assets And Liabilities:
           Decrease in Accounts Receivable - Trade                             3,295         7,266
          (Increase) Decrease in Vendor and Other Receivables                 (1,540)          242
           Decrease in Inventories                                             6,771         6,380
           Increase in Prepaid Expenses And Other Assets                        (174)       (1,011)
           Decrease in Accounts Payable                                      (16,521)      (14,515)
           Decrease in Accrued Liabilities                                    (1,478)         (237)
           Increase in Income Taxes Payable                                      987            29
                                                                            --------      --------
                   Net Cash Provided by (Used In) Operating Activities        (5,069)        1,212
                                                                            --------      --------
INVESTING ACTIVITIES:
  Purchase/Disposal of Property and Equipment, Net                            (1,115)         (246)
  Purchase of Investments, Available-For-Sale                                (17,631)      (14,532)
  Sale and Redemption of Investments, Available for Sale                      11,939        19,850
                                                                            --------      --------
                   Net Cash Provided by (Used In) Investing Activities        (6,807)        5,072
                                                                            --------      --------
FINANCING ACTIVITIES:
  Proceeds from Exercise of Options and Related Tax Benefits                     131            32
  Purchase of Treasury Stock                                                      --           (90)
  Common Stock Dividend                                                         (140)           --
                                                                            --------      --------
                   Net Cash Used In Financing Activities                          (9)          (58)
                                                                            --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (100)            1
                                                                            --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (11,985)        6,227

CASH AND CASH EQUIVALENTS, Beginning of Period                                28,982        13,592
                                                                            --------      --------
CASH AND CASH EQUIVALENTS, End of Period                                    $ 16,997      $ 19,819
                                                                            --------      --------
                                                                            --------      --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements presented herein as of and for the three months ended June 27, 1998 and June 28, 1997 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

The results of operations for the three-month period ended June 27, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

3. INVESTMENTS, AVAILABLE-FOR-SALE
"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at June 27, 1998, March 31, 1998 and June 28, 1997 are as follows (in thousands):

                                                             June 27, 1998
                                              -----------------------------------------------
                                                              Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized          Fair
                                                   Cost       Gains      Losses         Value
                                              -----------------------------------------------
Debt Securities Issued by States of The U.S.
   And Political Subdivisions of The States      $13,752        $53        $--        $13,805
                                                 -------     -------     -------     --------
                                                 -------     -------     -------     --------

                                                            March 31, 1998
                                              -----------------------------------------------
                                                              Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized          Fair
                                                   Cost       Gains      Losses         Value
                                              -----------------------------------------------
Debt Securities Issued by States of The U.S.
   And Political Subdivisions of The States      $ 8,060        $ 8        $--        $ 8,068
                                                 -------     -------     -------     --------
                                                 -------     -------     -------     --------


                                                             June 28, 1997
                                              -----------------------------------------------
                                                              Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized          Fair
                                                   Cost       Gains      Losses         Value
                                              -----------------------------------------------
Debt Securities Issued by States of The U.S.
   And Political Subdivisions of The States     $ 5,913        $47         $--        $ 5,960
                                                 -------     -------     -------     --------
                                                 -------     -------     -------     --------

As of June 27, 1998, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $13,805,000 are scheduled to mature within one year.

Proceeds from the sale of investments aggregated $5,864,756 for the quarter ended June 27, 1998. There was a gain of approximately $3,000 realized on these sales. There were no sales of investments in the quarter ended June 28, 1997. The Company uses the specific identification method in determining cost on these investments. The net increase in unrealized gain on investments was approximately $45,000 for the quarter ended June 27, 1998. The net increase in unrealized gain on investments for the quarter ended June 28, 1997 was approximately $38,000.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $2,186,000 as of June 27, 1998, $2,334,000 as of March 31, 1998 and $2,021,000 as of June 28, 1997 for the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at June 27, 1998 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 1999. As of June 27, 1998 and June 28, 1997, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the three months ended June 27, 1998 totaled $85,875. Income taxes paid during the same period of the previous year totaled $48,000.

8. PER SHARE INFORMATION

Basic earnings per share information is based on the weighted average number of common shares and diluted earnings per share includes common share equivalents outstanding during the periods. The effects of all anti-dilutive common share equivalents are excluded from the calculation of earnings per share. The Company's only potential dilutive common share equivalents are stock options.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which has been adopted by the Company. The statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), and is effective for periods ending after December 15, 1997. Prior year per share information is presented in accordance with the statement.

9. EMPLOYEE STOCK OPTION PLAN

Nonqualified options to purchase an aggregate of 661,050 shares of common stock were outstanding as of June 27, 1998. The outstanding options were at prices ranging from $4.25 to $14.66 per share.

10. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in its first quarter of fiscal year 1999. The adoption of SFAS No. 130 did not have a material effect on its consolidated financial statements.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which, based on the management approach to segment reporting, establishes requirements to report entity-wide disclosures about products and services, major customers, and material countries in which the entity holds assets and reports revenue. SFAS No. 131 requires limited segment data on a quarterly basis. The Company will adopt SFAS No. 131 for its fiscal year ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 27, 1998 AND JUNE 28, 1997:

During the three months ended June 27, 1998, the Company reported net income of $1,651,000, or $.28 per share (diluted), compared with net income of $1,415,000, or $.25 per share (diluted), for the first three months of the prior fiscal year.

Net sales for the three-month period ended June 27, 1998 increased 18 percent to $96,810,000 from $82,080,000 for the comparable period last year. The growth in first quarter sales can be attributed to an increase of gross shipments to core customers, the continuing benefit of reduced customer returns as well as additional sales from the Company's recently acquired subsidiary, Aura Books PLC. Customer return rates dropped to 22 percent in the first quarter of fiscal 1999 from 29 percent for the corresponding quarter last year, as the Company continues to benefit from its vendor managed inventory (VMI) program, which is in place at its two largest customers.

During the first three months of fiscal 1999, gross profit increased 22 percent to $11,881,000 from $9,702,000 in the first three months of the previous fiscal year. Gross profit as a percentage of net sales increased to
12.3 percent from 11.8 percent in the same period in the last fiscal year. This increase was primarily due to higher income from publisher incentive programs and increased sales from the international subsidiaries of AMS, which typically achieve higher gross margins while at significantly higher distribution and administrative expense levels.

Distribution and administrative expenses for the three months ended June 27, 1998 increased 21 percent to $9,488,000 and represented 9.8 percent of net sales compared to $7,815,000, or 9.5 percent of net sales, in the same period of the previous year. Increased contributions from the Company's promotional activities were more than offset by increases in distribution costs and certain administrative expenses, primarily related to increased international activities as noted in the preceding paragraph.

Interest and dividend income decreased to $314,000 in the first quarter of fiscal 1999 from $353,000 in the same period of the previous fiscal year as a result of lower yields due to a greater proportion of tax-exempt investments in the current fiscal year.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the three months ended June 27, 1998, $5,069,000 of cash was used in operating activities. Net cash provided by operating activities in the same period of the prior fiscal year was $1,212,000. The Company's cash and investments at June 27, 1998 increased by $5,023,000 compared to June 28, 1997 primarily due to net income and an increase in accounts payable, offset in part by an increase in accounts receivable. Trade accounts receivable increased $11,997,000 compared to one year ago primarily as a result of increased sales in the month of June 1998. Trade accounts receivable decreased $3,295,000 compared to March 31, 1998 primarily due to a decrease in net sales when compared to fiscal 1998 fourth quarter sales. Inventories at June 27, 1998 increased by $6,765,000 compared to June 28, 1997 primarily to support sales growth and as a result of the Company's recent acquisition of Aura Books PLC. This increase was more than offset by an increase in accounts payable of $20,908,000 compared to June 28, 1997. Inventories decreased $7,918,000 and Accounts Payable decreased $16,521,000 compared to March 31, 1998 primarily due to decreased purchasing activity in response to the seasonal decrease in sales.

Working capital was $57,106,000 as of June 27, 1998, which increased from the March 31, 1998 level of $56,118,000 and from the June 28, 1997 balance of $51,049,000. The increases compared to March 31, 1998 and June 28, 1997 were primarily a result of net income.

The Company had available at June 27, 1998 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 1999. As of June 27, 1998, March 31, 1998 and June 28, 1997, there were no outstanding borrowings on the line of credit.

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

C. COMPUTER OPERATIONS AND THE IMPACT OF YEAR 2000

During the previous fiscal year, the Company developed a plan to address anticipated Year 2000 issues in connection with its data processing and other activities. It is currently estimated that the net cost for review, analysis, modification and testing of existing computer programs for both internal and external software will be approximately $600,000. Since beginning this project, the Company has incurred approximately half of such expenses through the quarter ended June 1998 and it is anticipated that the remaining portion of the estimated cost will be incurred during fiscal 1999 and will be expensed as incurred. Although, based on a review of its data processing, operating, and other computer based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, there can be no assurance in that regard.

D. STATEMENT OF PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITITES LITIGATION REFORM ACT OF 1995

In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934, which provide protection from liability in private lawsuits for "forward-looking" statements, made by persons specified in the Act. The Company desires to take advantage of the "safe harbor" provisions of the Act.

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

PART II.  OTHER INFORMATION

ITEMS 1-3.  NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders was held on July 23, 1998. James A. Leidich (4,634,898 votes for; 380,000 abstain/withheld) and E. William Swanson (4,634,898 votes for; 380,000 abstain/withheld) were elected as Class B directors to serve a three-year term, and will serve until their respective successors are elected and qualified. In addition, the stockholders approved the following proposals:

1. A proposal to amend the Company's 1995 Stock Option Plan to increase from 400,000 to 650,000 the number of shares of common stock issuable upon exercise of options granted and to increase from 200,000 to 300,000 the number of shares of common stock for which any eligible person may receive options. There were 3,396,223 votes in favor of and 1,618,675 votes against the adoption of this proposal.

2. A proposal to adopt the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan is intended to enable the Company to attract, motivate, and retain key employees by permitting voluntarily purchase of common stock at a 15% discount from the market price through accumulated payroll deductions. There were 3,952,740 votes in favor of and 1,062,158 votes against the adoption of this proposal.

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporated by reference:
       (11.0) Statement re Computation of Per Share Earnings
       (27.0) Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended June 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADVANCED MARKETING SERVICES, INC.
                                       REGISTRANT


     August 7, 1998                    By: /s/ MICHAEL M. NICITA
------------------------                   ------------------------------------
          Date                             Michael M. Nicita
                                           Chief Executive Officer and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)