Form 10-Q
period 1998-09-26
ADVANCED MARKETING SERVICES INC
filed 1998-11-06
CIK 814580

2ND QUARTER
FISCAL 1999
FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998

                         Commission File Number: 0-16002

                        ADVANCED MARKETING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                         95-3768341
                --------                         ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES X     NO
                                                      ---
The number of shares of the Registrant's Common Stock outstanding as of September 30, 1998 was 5,632,939.

                        ADVANCED MARKETING SERVICES, INC.

                                INDEX TO FORM 10-Q
                                September 26, 1998


                                                                          Page
                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited)..............................3

         Consolidated Statements of Income (Unaudited) .......................4

         Consolidated Statements of Cash Flows (Unaudited)....................5

         Notes to Consolidated Financial Statements...................... 6 - 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................9 - 11


                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ..................................................11

ITEM 2 - CHANGES IN SECURITIES ..............................................11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ....................................11

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................11

ITEM 5 - OTHER INFORMATION...................................................11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................11

SIGNATURES...................................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

                        ADVANCED MARKETING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                               SEPTEMBER 26,   MARCH 31,  SEPTEMBER 27,
                                                                                   1998          1998         1997
                                                                                 -------       -------      -------
                                                                                (UNAUDITED)    (NOTE)      (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash And Cash Equivalents                                                         $ 17,396     $ 28,982     $ 21,598
Investments, Available-For-Sale                                                      7,218        8,068        7,874
Accounts Receivable - Trade, Net of Allowances for Uncollectible Accounts and
   Sales Returns of $3,288 at September 26, 1998, $4,012 at March 31, 1998 and
   $3,157 at September 27, 1997
                                                                                    70,749       61,665       56,412
Vendor and Other Receivables                                                         4,610        2,408        2,080
Inventories, Net                                                                   126,462       99,429       92,623
Deferred Income Taxes                                                                5,255        4,922        4,618
Prepaid Expenses                                                                     1,356        1,368          939
                                                                                  --------     --------     --------
      TOTAL CURRENT ASSETS                                                         233,046      206,842      186,144
                                                                                  --------     --------     --------

PROPERTY AND EQUIPMENT, AT COST                                                     12,839       11,964       10,504
Less - Accumulated Depreciation and Amortization                                     7,238        7,043        6,035
                                                                                  --------     --------     --------
     Net Property And Equipment                                                      5,601        4,921        4,469
                                                                                  --------     --------     --------
Investments, Available-For-Sale                                                      2,130         --          3,708
Goodwill and Other Assets                                                            6,913        6,709          784
                                                                                  --------     --------     --------
         TOTAL ASSETS                                                             $247,690     $218,472     $195,105
                                                                                  --------     --------     --------
LIABILITIES
CURRENT LIABILITIES:
Accounts Payable                                                                  $163,667     $142,203     $127,424
Accrued Liabilities                                                                 10,593        8,141        5,517
Income Taxes Payable                                                                 1,445          380          827
                                                                                  --------     --------     --------
     TOTAL CURRENT LIABILITIES                                                     175,705      150,724      133,768
                                                                                  --------     --------     --------
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, Authorized 20,000,000 Shares, Issued 6,350,000
   Shares at September 26, 1998, 6,328,000 Shares at March 31, 1998 and
   6,277,000 Shares at September 27, 1997
                                                                                         6            6            6
Additional Paid In Capital                                                          27,348       27,145       26,607
Retained Earnings                                                                   46,398       42,718       36,878
Unrealized Gain on Investments                                                          83            8           51
Foreign Currency Translation Adjustment                                                270           (9)         (85)
Less: Treasury Stock, 718,000 shares at Cost                                        (2,120)      (2,120)      (2,120)
                                                                                  --------     --------     --------
TOTAL STOCKHOLDERS' EQUITY                                                          71,985       67,748       61,337
                                                                                  --------     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $247,690     $218,472     $195,105
                                                                                  --------     --------     --------
                                                                                  --------     --------     --------

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

                        ADVANCED MARKETING SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     SEPTEMBER 26,  SEPTEMBER 27,  SEPTEMBER 26,   SEPTEMBER 27,
                                                         1998           1997           1998            1997
                                                       --------       --------       --------        --------
NET SALES                                              $116,054      $ 99,806        $212,864        $181,886
Cost Of Good Sold                                       102,804        89,709         187,733         162,087
                                                       --------      --------        --------        --------
  GROSS PROFIT                                           13,250        10,097          25,131          19,799
Distribution and Administrative Expenses                  9,652         7,351          19,140          15,166
                                                       --------      --------        --------        --------
  INCOME FROM OPERATIONS                                  3,598         2,746           5,991           4,633
Interest and Dividend Income                                147           307             461             660
                                                       --------      --------        --------        --------
 INCOME BEFORE PROVISION FOR INCOME TAXES                 3,745         3,053           6,452           5,293
Provision for Income Taxes                                1,435         1,160           2,491           1,985
                                                       --------      --------        --------        --------
  NET INCOME                                           $  2,310      $  1,893        $  3,961        $  3,308
                                                       --------      --------        --------        --------

  OTHER COMPREHENSIVE INCOME:
      Foreign Currency Translation Adjustments              276            (5)            279               1
      Unrealized Gain on Investments                         30             4              75              42
                                                       --------      --------        --------        --------

 COMPREHENSIVE INCOME:                                 $  2,616      $  1,892        $  4,315         $  3,351
                                                       --------      --------        --------        --------

  NET INCOME PER COMMON AND COMMON SHARE EQUIVALENT:
         Basic                                         $    .41      $    .34        $    .70         $    .60
                                                       --------      --------        --------        --------
         Diluted                                       $    .40      $    .33        $    .68         $    .59
                                                       --------      --------        --------        --------

  NUMBER OF SHARES USED IN CALCULATION:
         Basic                                            5,630         5,543           5,621            5,531
                                                       --------      --------        --------        --------
         Diluted                                          5,787         5,672           5,789            5,652
                                                       --------      --------        --------        --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                                                  SIX  MONTHS ENDED
                                                                                             -----------------------------
                                                                                             SEPTEMBER 26,   SEPTEMBER 27,
                                                                                                 1998            1997
                                                                                               -------         --------
OPERATING ACTIVITIES:
   Net Income                                                                                     $  3,961    $  3,308
   Adjustments to Reconcile Net Income to Net Cash Provided by
     (Used In) Operating Activities:
          Depreciation and Amortization                                                              1,059         666
          Provision for Uncollectible Accounts and Sales Returns                                      (522)        865
          Provision for Markdown of Inventory                                                        2,708       1,819
          Deferred Income Taxes                                                                       (333)        864
          Changes in Assets And Liabilities:
             Increase in Accounts Receivable - Trade                                                (6,458)     (3,704)
             (Increase) Decrease in Vendor and Other Receivables                                    (2,254)        721
             Increase in Inventories                                                               (31,539)     (2,682)
             Increase Prepaid Expenses And Other Assets                                               (192)       (407)
             Increase in Accounts Payable                                                           21,551       7,887
             Increase  in Accrued Liabilities                                                        2,464         200
             Increase (Decrease) in Income Taxes Payable                                               923         (62)
                                                                                                  ---------   ---------
                   Net Cash Provided by (Used In) Operating Activities                              (8,632)      9,475
                                                                                                  ---------   ---------

   INVESTING ACTIVITIES:
     Purchase/Disposal of Property and Equipment, Net                                               (1,734)     (1,374)
     Purchase of Investments, Available-For-Sale                                                   (28,606)     (5,533)
     Sale and Redemption of Investments, Available for Sale                                         27,401       5,233

                   Net Cash Provided by (Used In) Investing Activities                              (2,939)     (1,674)
                                                                                                  ---------   ---------

   FINANCING ACTIVITIES:
     Proceeds from Exercise of Options and Related Tax Benefits                                        203         288
     Purchase of Treasury Stock                                                                        --          (90)
     Common Stock Dividend                                                                            (281)         --
                                                                                                  ---------   ---------
                   Net Cash Provided by (Used In) Financing Activities                                 (78)        198
                                                                                                  ---------   ---------

   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                              63           7
                                                                                                  ---------   ---------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (11,586)      8,006

   CASH AND CASH EQUIVALENTS, Beginning of Period                                                   28,982      13,592
                                                                                                  ---------   ---------
   CASH AND CASH EQUIVALENTS, End of Period                                                       $ 17,396    $ 21,598
                                                                                                  ---------   ---------
                                                                                                  ---------   ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements presented herein as of and for the three and six months ended September 26, 1998 and September 27, 1997 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

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

The results of operations for the three and six month periods ended September 26, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

3. INVESTMENTS, AVAILABLE-FOR-SALE

"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at September 26, 1998, March 31, 1998 and September 27, 1997 are as follows (in thousands):

                                                                                September 26, 1998
                                                                           ---------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                               ----------      ----------      ----------       ---------
Debt Securities Issued by States of The U.S.
  And Political Subdivisions of The States                      $  9,265       $     83        $     --         $  9,348
                                                               ----------      ----------      ----------       ---------
                                                               ----------      ----------      ----------       ---------


                                                                                  March 31, 1998
                                                                           ---------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                               ----------      ----------      ----------       ---------
-
Debt Securities Issued by States of The U.S.
     And Political Subdivisions of The States                  $   8,060       $       8       $      --        $  8,068
                                                               ----------      ----------      ----------       ---------
                                                               ----------      ----------      ----------       ---------


                                                                                September 27, 1997
                                                                           ---------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                               ----------      ----------      ----------       ---------
Debt Securities Issued by States of The U.S. And
    Political Subdivisions of The States                       $  11,531       $      51       $      --        $ 11,582
                                                               ----------      ----------      ----------       ---------
                                                               ----------      ----------      ----------       ---------

As of September 26, 1998, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $7,218,000 are scheduled to mature within one year and $2,130,000 is scheduled to mature within two years.

Proceeds from the sale of investments aggregated $2,142,000 for the quarter ended September 26, 1998. There was a loss of approximately $2,000 realized on these sales. There were no sales of investments in the quarter ended September 27, 1997. The Company uses the specific identification method in determining cost on these investments. The net increase in unrealized gain on investments was approximately $30,000 for the quarter ended September 26, 1998. The net increase in unrealized gain on investments for the quarter ended September 27, 1997 was approximately $4,000.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $1,875,000 as of September 26, 1998, $2,334,000 as of March 31, 1998 and $1,389,000 as of September 27, 1997 for the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and prerecorded audio and video cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at September 26, 1998 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of September 26, 1998, and September 27, 1997, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the six months ended September 26, 1998 totaled $ 1,666,000. Income taxes paid during the same period of the previous year totaled $ 1,043,000.

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

9. EMPLOYEE STOCK OPTION PLAN

Nonqualified options to purchase an aggregate of 574,750 shares of common stock were outstanding as of September 26, 1998. The outstanding options were at prices ranging from $4.25 to $14.66 per share.

10. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in its first quarter of fiscal year 1999.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which, based on the management approach to segment reporting, establishes requirements to report entity-wide disclosures about products and services, major customers, and material countries in which the entity holds assets and reports revenue. SFAS No. 131 requires limited segment data on a quarterly basis. The Company will adopt SFAS No. 131 for its fiscal year ended March 31,1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.  RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997:

During the three months ended September 26, 1998, the Company reported net income of $2,310,000, or $.40 per diluted share, compared with a net income of $1,893,000, or $.33 per diluted share, for the corresponding quarter of the previous fiscal year.

Net sales for the quarter ended September 26, 1998 increased 16 percent to $116,054,000 compared to $99,806,000 in the previous fiscal year's second quarter. The increase in quarterly net sales reflects the increases in gross shipments to core customers primarily in the bestseller and computer book categories as well as additional sales from the Company's U.K. subsidiary, Aura Books, PLC, acquired in March 1998.

During the quarter ended September 26, 1998, gross profit increased 31 percent to $13,250,000 from $10,097,000 in the second quarter of the previous fiscal year. Gross profit as a percentage of net sales increased to 11.4 percent from 10.1 percent in the same period last fiscal year. This increase was due to higher income from publisher incentive programs and increased sales from international subsidiaries of Advanced Marketing Services which typically achieve higher gross margins while at significantly higher distribution and administrative expense levels.

Distribution and administrative expenses for the quarter ended September 26, 1998 increased to $9,652,000 and represented 8.3 percent of net sales compared to $7,351,000, or 7.4 percent of net sales, in the same quarter of the previous fiscal year. This increase primarily reflects the addition of Aura Books, PLC.

Interest and dividend income decreased to $147,000 in the second quarter of fiscal 1999 from $307,000 in the corresponding period of the previous fiscal year as a result of reduced investment balances to fund the Company's acquisition of Aura Books, PLC.

SIX MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997:

During the six months ended September 26, 1998, the Company reported net income of $3,961,000, or $.68 per diluted share, compared with net income of $3,308,000, or $.59 per diluted share, for the first six months of the prior fiscal year.

Net sales for the first six months of fiscal 1999 increased 17 percent to $212,864,000 from $181,886,000 in the same period of the prior fiscal year. This increase was primarily due to increases in gross shipments within the bestseller and computer book categories to core customers as well as additional sales from the Company's U.K. subsidiary, Aura Books, PLC, acquired in March 1998.

During the first six months of fiscal 1999, gross profit increased 27 percent to $25,131,000 from $19,799,000 in the first six months of the previous fiscal year. Gross profit as a percentage of net sales increased to 11.8 percent from 10.9 percent in the same period in the last fiscal year. This increase was primarily due to higher income from publisher incentive programs and increased sales from international subsidiaries of Advanced Marketing Services, which typically achieve higher gross margins while at significantly higher distribution and administrative expense levels.

Distribution and administrative expenses for the six months ended September 26, 1998 increased 26 percent to $19,140,000 and represented 9.0 percent of net sales compared to $15,166,000, or 8.3 percent of net sales, in the same period of the previous fiscal year. The increase primarily reflects the addition of Aura Books, PLC.

Interest and dividend income decreased to $461,000 in the six month period ended September 26, 1998 from $660,000 in the corresponding period of the previous fiscal year as a result of reduced investment balances to fund the Company's acquisition of Aura Books, PLC.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended September 26, 1998, $8,632,000 of net cash was used by operating activities, primarily as a result of an increased net investment in inventory. Net cash provided by operating activities in the same period of the prior year was $9,475,000. The Company's cash and investments at September 26, 1998 decreased by $6,436,000 compared to September 27, 1997 primarily due to increases in accounts receivable and the acquisition of Aura Books, PLC. Trade accounts receivable at September 26, 1998 increased $14,337,000 compared to September 27, 1997 primarily due to increased sales during the month of September 1998. Trade accounts receivable at September 26, 1998 increased $9,084,000 compared to March 31, 1998 primarily due to the seasonal increase in sales. Inventories at September 26, 1998 increased $33,839,000 compared to September 27, 1997 and increased $27,033,000 compared to March 31, 1998 due, in part, to increased offerings from publishers in the bestseller category and a broader base of customers domestically and internationally. Accounts payable at September 26, 1998 increased $36,243,000 compared to September 27, 1997 due to increased purchases of inventory. Accounts payable at September 26, 1998 increased $21,464,000 compared to March 31, 1998 due to increased purchases to support expected seasonal increases in third quarter sales.

Working capital was $57,341,000 as of September 26, 1998, which increased from the September 27, 1997 balance of $52,376,000 and from the March 31, 1998 balance of $56,118,000. The increase compared to September 27, 1997 is primarily a result of higher inventory levels in response to increased publisher offerings in the bestseller category. The increase compared to March 31, 1998 is primarily a result of higher inventory levels in preparation for the Company's historically higher volume third quarter.

The Company had available at September 26, 1998 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of September 26, 1998 and September 27, 1997, there were no outstanding borrowings on the line of credit.

The Company believes that its existing working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations.

C. IMPACT OF YEAR 2000

During fiscal 1998, the Company developed a plan to address anticipated Year 2000 issues in connection with its data processing and other activities, including non-information technology based systems. It is currently estimated that the net cost for review, analysis, modification and testing of existing computer programs for both internal and external software will be approximately $600,000. The Company has incurred approximately 75 percent of such expenses through the quarter ended September 26, 1998 and it is anticipated that the remaining portion of the estimated cost will be incurred during fiscal 1999. The Company believes that the Year 2000 project will be completed as planned and on budget. The Company budgeted for such Year 2000 compliance related work in its fiscal 1999 budget and has expensed these costs as they were incurred. Due to the fact that the Company has primarily employed outside consultants for Year 2000 related work, there has not been any deferral of other information technology related projects nor has there been a requirement to hire additional personnel solely for Year 2000 compliance issues. In contemplation of the possibility that the Company's vendors and customers may experience Year 2000 related difficulties that may effect the Company's operations, a committee of information technology and other departmental managers has been formed to consider and develop a contingency plan. Although, based on a review of its data processing, operating, and other computer based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, there can be no assurance in that regard.

The failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain normal activities or operations. Such interruptions or failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because there is general uncertainty about the Year 2000 problem, including uncertainty about the Year 2000 readiness of suppliers and customers, it is not possible to predict whether Year 2000 problems will occur or what consequences such problems will have on results of operations, liquidity or financial condition. However, the Company's plan to address Year 2000 issues is intended to minimize, to the extent feasible, the possibility of interruptions of normal operations. There can, however, be no assurance that the Company will be successful in doing so.

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

The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, the Company's concentration of sales and credit risk with two customers, the Company's ability to impact customer return rates, continued successful results from the VMI program, currency and other risks related to foreign operations, the Company's expansion plans, the results of financing efforts, risks and uncertainties associated with the failure of the Company or its suppliers or customers to be Year 2000 compliant with regard to its computer and other systems and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results during fiscal 1999 and beyond and cause such results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

PART II.  OTHER INFORMATION

ITEMS 1-5.
         None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporate by reference:
         (11.0) Statement re Computation of Per Share Earnings
         (27.0) Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended
September 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADVANCED MARKETING SERVICES, INC.
                                          REGISTRANT


   November 6, 1998                       By: /s/ MICHAEL M. NICITA
--------------------                          ---------------------------------
        Date                                  Michael M. Nicita
                                              Chief Executive Officer
                                              (Principal Executive Officer,
                                              Financial and Accounting Officer)