Form 10-Q
period 1998-12-26
ADVANCED MARKETING SERVICES INC
filed 1999-02-08
CIK 814580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 26, 1998

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
                                   YES  X     NO
                                       ---       ---

The number of shares of the Registrant's Common Stock outstanding as of December 26, 1998 was 8,470,409.

                        ADVANCED MARKETING SERVICES, INC.

                               INDEX TO FORM 10-Q
                                December 26, 1998

                                                                            PAGE
                                                                            ----
                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited) .........................    3

         Consolidated Statements of Income (Unaudited) ...................    4

         Consolidated Statements of Cash Flows (Unaudited) ...............    5

         Notes to Consolidated Financial Statements (Unaudited) .........   6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS. .............................10-13


                         PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ...............................................   14

ITEM 2 - CHANGES IN SECURITIES ...........................................   14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .................................   14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   14

ITEM 5 - OTHER INFORMATION ...............................................   14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................   14

SIGNATURES ...............................................................   14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

                        ADVANCED MARKETING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                             DECEMBER 26,        MARCH 31,          DECEMBER 27,
                                                                                 1998              1998                 1997
                                                                             ------------        ---------          ------------
                                                                              (UNAUDITED)          (NOTE)            (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash And Cash Equivalents                                                     $  35,080           $  28,982          $  54,857
Investments, Available-For-Sale                                                   3,509               8,068             10,492
Accounts Receivable - Trade, Net of Allowances for Uncollectible
   Accounts and Sales Returns of $3,872 at December 26, 1998,
   $4,012 at March 31, 1998 and $4,217 at December 27, 1997                     103,770              61,665             85,141
Vendor and Other Receivables                                                      4,665               2,408              2,249
Inventories, Net                                                                105,691              99,429             84,792
Deferred Income Taxes                                                             5,874               4,922              5,013
Prepaid Expenses                                                                  1,798               1,368              1,045
                                                                              ---------           ---------          ---------
      TOTAL CURRENT ASSETS                                                      260,387             206,842            243,589
                                                                              ---------           ---------          ---------

PROPERTY AND EQUIPMENT, AT COST                                                  15,314              11,964             10,854
Less - Accumulated Depreciation and Amortization                                  9,191               7,043              6,277
                                                                              ---------           ---------          ---------
     Net Property And Equipment                                                   6,123               4,921              4,577
                                                                              ---------           ---------          ---------
Investments, Available-For-Sale                                                      --                  --                 --
Goodwill and Other Assets                                                         6,748               6,709                786
                                                                              ---------           ---------          ---------
             TOTAL ASSETS                                                     $ 273,258           $ 218,472          $ 248,952
                                                                              ---------           ---------          ---------
                                                                              ---------           ---------          ---------
LIABILITIES
CURRENT LIABILITIES:
Accounts Payable                                                              $ 179,029           $ 142,203          $ 172,872
Accrued Liabilities                                                              11,379               8,141              7,412
Income Taxes Payable                                                              4,111                 380              2,515
                                                                              ---------           ---------          ---------
     TOTAL CURRENT LIABILITIES                                                  194,519             150,724            182,799
                                                                              ---------           ---------          ---------

STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, Authorized 20,000,000 Shares, Issued 9,547,000
   Shares at December 26, 1998, 9,492,000 Shares at March 31, 1998 and 9,457,000
   Shares at December 27, 1997
                                                                                     10                   9                  9
Additional Paid In Capital                                                       27,556              27,142             26,841
Retained Earnings                                                                53,100              42,718             41,440
Unrealized Gain on Investments                                                        5                   8                 25
Foreign Currency Translation Adjustment                                             188                 (9)               (42)
Less: Treasury Stock, 1,076,000 shares at Cost                                  (2,120)              (2,120)           (2,120)
                                                                              ---------           ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                                                       78,739              67,748             66,153
                                                                              ---------           ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 273,258           $ 218,472          $ 248,952
                                                                              ---------           ---------          ---------
                                                                              ---------           ---------          ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

NOTE: THE BALANCE SHEET AT MARCH 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE, BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            --------------------------------       -----------------------------
                                                            DECEMBER 26,        DECEMBER 27,       DECEMBER 26,     DECEMBER 27,
                                                                1998               1997                1998             1997
                                                            -----------         ------------       ------------     ------------
NET SALES                                                      $168,183             $150,522           $381,047         $332,408
Cost Of Goods Sold                                              145,749              135,000            333,482          297,087
                                                            -----------            ---------         ----------        ---------
GROSS PROFIT                                                     22,434               15,522             47,565           35,321
Distribution and Administrative Expenses                         11,519                8,832             30,659           23,998
                                                            -----------            ---------         ----------        ---------
INCOME FROM OPERATIONS                                           10,915                6,690             16,906           11,323
Interest and Dividend Income                                        345                  611                806            1,271
                                                            -----------            ---------         ----------        ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                         11,260                7,301             17,712           12,594
Provision for Income Taxes                                        4,417                2,738              6,908            4,723
                                                            -----------            ---------         ----------        ---------
NET INCOME                                                  $     6,843            $   4,563         $   10,804        $   7,871
                                                            -----------            ---------         ----------        ---------
                                                            -----------            ---------         ----------        ---------

COMPONENTS OF COMPREHENSIVE INCOME:
Foreign Currency Translation Adjustments                            (82)                  43                197               44
Unrealized Gain on Investments                                      (78)                 (26)                (3)              16
                                                            -----------            ---------         ----------        ---------

COMPREHENSIVE INCOME:                                       $     6,683           $    4,580         $   10,998        $   7,931
                                                            -----------            ---------         ----------        ---------
                                                            -----------            ---------         ----------        ---------

NET INCOME PER COMMON AND COMMON SHARE EQUIVALENT:
         Basic                                              $       .81            $     .55         $     1.28        $     .95
                                                            -----------            ---------         ----------        ---------
                                                            -----------            ---------         ----------        ---------
         Diluted                                            $       .79            $     .53         $     1.25        $     .92
                                                            -----------            ---------         ----------        ---------
                                                            -----------            ---------         ----------        ---------

NUMBER OF SHARES USED IN CALCULATION:
         Basic                                                   8,460                 8,365              8,441            8,319
                                                            -----------            ---------         ----------        ---------
                                                            -----------            ---------         ----------        ---------
         Diluted                                                 8,690                 8,593              8,677            8,514
                                                            -----------            ---------         ----------        ---------
                                                            -----------            ---------         ----------        ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                       -----------------------------
                                                                       DECEMBER 26,     DECEMBER 27,
                                                                            1998           1997
                                                                       ------------     ------------
OPERATING ACTIVITIES:
   Net Income                                                            $ 10,804          $  7,871
   Adjustments to Reconcile Net Income to Net Cash Provided by
     Operating Activities:
          Depreciation and Amortization                                     1,619             1,057
          Provision for Uncollectible Accounts and Sales Returns              341               755
          Provision for Markdown of Inventories                             4,308             3,596

          Deferred Income Taxes                                              (952)              469
          Changes in Assets And Liabilities:
             Increase in Accounts Receivable - Trade                      (45,435)          (32,332)
             (Increase) Decrease in Vendor and Other Receivables           (2,407)              552
             (Increase) Decrease in Inventories                            (9,334)            3,357
             Increase Prepaid Expenses And Other Assets                      (469)             (515)
             Increase in Accounts Payable                                  38,744            53,365
             Increase in Accrued Liabilities                                3,253             2,094
             Increase in Income Taxes Payable                               3,963             1,626
                                                                         --------          --------
                   Net Cash Provided by Operating Activities                4,435            41,895
                                                                         --------          --------

   INVESTING ACTIVITIES:
     Purchase/Disposal of Property and Equipment, Net                      (2,809)           (1,873)
     Purchase of Investments, Available-For-Sale                          (32,006)           (5,533)
     Sale and Redemption of Investments, Available for Sale                36,562             6,297
                                                                         --------          --------
                   Net Cash Provided by (Used In) Investing Activities      1,747            (1,109)
                                                                         --------          --------

   FINANCING ACTIVITIES:
     Proceeds from Exercise of Options and Related Tax Benefits               415               525
     Purchase of Treasury Stock                                                --               (90)
     Dividends Paid                                                          (422)               --
                                                                         --------          --------
                   Net Cash Provided by (Used In) Financing Activities         (7)              435
                                                                         --------          --------

   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (77)               44
                                                                         --------          --------

   INCREASE IN CASH AND CASH EQUIVALENTS                                    6,098            41,265

   CASH AND CASH EQUIVALENTS, Beginning of Period                          28,982            13,592
                                                                         --------          --------
   CASH AND CASH EQUIVALENTS, End of Period                              $ 35,080          $ 54,857
                                                                         --------          --------
                                                                         --------          --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements presented herein as of and for the three and nine months ended December 26, 1998 and December 27, 1997 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and nine month periods ended December 26, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

3. INVESTMENTS, AVAILABLE-FOR-SALE

"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at December 26, 1998, March 31, 1998 and December 27, 1997 are as follows (in thousands):

                                                                                   December 26, 1998
                                                                ---------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                                ----------     -----------     ----------       ---------
Debt Securities Issued by States of The U.S. And
  Political Subdivisions of The States                        $    3,504   $           8    $         3       $    3,509
                                                                ----------     -----------     ----------       ---------
                                                                ----------     -----------     ----------       ---------


                                                                                    March 31, 1998
                                                                ---------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                                ----------     -----------     ----------       ---------
Debt Securities Issued by States of The U.S. And
  Political Subdivisions of The States                          $   8,060      $         8     $       --       $   8,068
                                                                ----------     -----------     ----------       ---------
                                                                ----------     -----------     ----------       ---------

                                                                                    December 27, 1997
                                                                ----------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                                ----------     -----------     ----------       ---------
Debt Securities Issued by States of The U.S. And
    Political Subdivisions of The States                        $   10,467     $        25     $      --        $  10,492
                                                                ----------     -----------     ----------       ---------
                                                                ----------     -----------     ----------       ---------

As of December 26, 1998, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $3,509,000 are scheduled to mature within one year.

Proceeds from the sale of investments aggregated $8,152,000 for the quarter ended December 26, 1998. There was a net gain of approximately $91,000 realized on these sales. Proceeds from the sale of investments totaled $2,055,000 for the quarter ended December 27, 1997. There was a net gain of approximately $51,000 realized on these sales. The Company uses the specific identification method in determining cost on these investments. The net decrease in unrealized gain on investments was approximately $78,000 for the quarter ended December 26, 1998. The net decrease in unrealized gain on investments for the quarter ended December 27, 1997 was approximately $26,000.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's product is sold to customers with the right of return. The Company has provided allowances of $2,734,000 as of December 26, 1998, $2,334,000 as of March 31, 1998 and $2,490,000 as of December 27, 1997 for the gross profit effect of estimated future sales returns.

5. INVENTORIES

Inventories consist primarily of books and, to a lesser extent, music CD's and prerecorded audio and videocassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at December 26, 1998 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of December 26, 1998, March 31, 1998 and December 27, 1997, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the nine months ended December 26, 1998 totaled $3,859,000. Income taxes paid during the same period of the previous year totaled $ 2,282,000.

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

9. EMPLOYEE STOCK OPTION AND PURCHASE PLANS

Nonqualified options to purchase an aggregate of 851,625 shares of common stock were outstanding as of December 26, 1998. The outstanding options were at prices ranging from $2.83 to $9.77 per share.

Effective October 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide qualified employees an opportunity to purchase shares of its common stock at a 15 percent discount from the market price. The maximum number of shares that may be purchased under the Plan is 150,000 shares, subject to adjustment under certain conditions. The Plan is intended to satisfy the requirements of Section 423 of the Internal Revenue Code.

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

11. SUBSEQUENT EVENT

On January 19, 1999 the Board of Directors declared a three for two stock split. The effective date of the stock split will be February 15, 1999 to shareholders of record at the close of business February 1, 1999. Additional shares resulting from the split will be distributed February 15, 1999. The Company's current annual dividend rate of $0.10 per share will be adjusted in accordance with the three for two stock split to $0.067 per share. All applicable share and per share data in the accompanying financial statements have been adjusted for the stock split. On a pre-split basis, diluted earnings per share for the three month period ended December 26, 1998 was $1.18 and for the nine month period was $1.87.

The declaration and payment of dividends by the Company in the future will be subject to the discretion of the Board of Directors and, although it currently intends to do so, no assurance can be given that the Company will declare and pay any further dividends. The determination as to the payment of dividends will depend upon, among other things, general business conditions, the Company's financial conditions and results of operations, contractual, legal and regulatory restrictions relating to the payment of dividends by the Company and such other factors the Board of Directors may deem relevant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.    RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED DECEMBER 26, 1998 AND DECEMBER 27, 1997:

During the three month period ended December 26, 1998, the Company reported net income of $6,843,000, or $0.79 per diluted share, compared with a net income of $4,563,000, or $0.53 per diluted share, for the corresponding period of the previous fiscal year.

Net sales for the three month period ended December 26, 1998 increased 12 percent to $168,183,000 compared to $150,522,000 in the corresponding period of the previous fiscal quarter. The growth in net sales can be attributed primarily to an increase in gross shipments within the basic reference and children's book categories to core customers as well as sales from the Company's U.K. subsidiary, Aura Books, PLC, acquired in March 1998. In addition, customer return rates for the three month period ended December 26, 1998 remained at 19 percent, consistent with the corresponding period last year.

During the three month period ended December 26, 1998, gross profit increased 45 percent to $22,434,000 from $15,522,000 in the corresponding period of the previous fiscal year. Gross profit as a percentage of net sales increased to
13.3 percent from 10.3 percent in the same period last fiscal year. This increase was primarily due to stronger sales in higher margin book categories as well as increased sales from international subsidiaries, which typically achieve higher gross margins. The strong sales of basic reference and children's books offset lower sales of bestseller and cookbooks.

Distribution and administrative expenses for the three month period ended December 26, 1998 increased to $11,519,000 and represented 6.8 percent of net sales compared to $8,832,000, or 5.9 percent of net sales, in the corresponding period of the previous fiscal year. This increase primarily reflects the addition of Aura Books, PLC as well as estimated non-recurring costs associated with exiting the Company's retail activities. The retail outlets were originally established as cost recovery vehicles for non-returnable residual product from the Company's purchasing and publishing activities. In fiscal 1998, the Company continued its effort to increase the efficiency of the disposition of non-returnable product and began to utilize a small team of associates dedicated to just selling the remainder product. Based on the success of this relatively low cost, low overhead effort, management decided to phase out the retail stores. Management's estimate of the non-recurring costs associated with exiting the retail operations is approximately $1,000,000 which has been included in the distribution and administrative costs for the fiscal 1999 third quarter.

Interest and dividend income decreased to $345,000 in the three month period ended December 26, 1998 from $611,000 in the corresponding period of the previous fiscal year due to reduced investment balances which were primarily a result of the Company's acquisition of Aura Books, PLC and an increase in the net investment in inventory.

NINE MONTH PERIODS ENDED DECEMBER 26, 1998 AND DECEMBER 27, 1997:

During the nine month period ended December 26, 1998, the Company reported net income of $10,804,000, or $1.25 per diluted share, compared with net income of $7,871,000, or $0.92 per diluted share, for the corresponding nine month period of the prior fiscal year.

Net sales for the nine month period ended December 26, 1998 increased 15 percent to $381,047,000 from $332,408,000 in the corresponding period of the prior fiscal year. This increase was primarily due to increases in gross shipments within the basic reference, gift books (art and coffee table books) and children's book categories to core customers as well as additional sales from the Company's U.K. subsidiary, Aura Books, PLC, acquired in March 1998.

During the nine month period ended December 26, 1998, gross profit increased 35 percent to $47,565,000 from $35,321,000 in the corresponding nine month period of the previous fiscal year. Gross profit as a percentage of net sales increased to 12.5 percent from 10.6 percent in the corresponding period in the last fiscal year. This increase was primarily due to stronger sales in higher margin book categories as well as increased sales from international subsidiaries, which typically achieve higher gross margins.

Distribution and administrative expenses for the nine month period ended December 26, 1998 increased 28 percent to $30,659,000 and represented 8.0 percent of net sales compared to $23,998,000, or 7.2 percent of net sales, in the corresponding period of the previous fiscal year. The increase primarily reflects the addition of Aura Books, PLC as well as estimated non-recurring costs associated with exiting the Company's retail activities.

Interest and dividend income decreased to $806,000 in the nine month period ended December 26, 1998 from $1,271,000 in the corresponding period of the previous fiscal year due to reduced investment balances which were primarily a result of the Company's acquisition of Aura Books, PLC and an increase in the net investment in inventory.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the nine month period ended December 26, 1998, $4,435,000 of net cash was provided by operating activities, primarily as a result of increased net income. Net cash provided by operating activities in the corresponding period of the prior year was $41,895,000. The Company's cash and investments at December 26, 1998 totaled $38,589,000, compared to $65,349,000 and
$37,050,000 as of December 27,1997 and March 31, 1998, respectively. This change reflects the acquisition and funding of Aura Books, PLC, as well as an increase in the net investment in inventories due to increased sales levels as well as the timing of certain vendor payments. Trade accounts receivable at December 26, 1998 increased $18,629,000 and $42,105,000 compared to December 27, 1997 and March 31, 1998 respectively. The increase is primarily due to the timing of customer remittances (payments approximating $21 million were received shortly after closing the period ended December 26, 1998) and the seasonal increase in sales when compared to the March 31, 1998 balance. Inventories at December 26, 1998 increased $20,899,000 compared to December 27, 1997 and increased $6,262,000 compared to March 31, 1998 due, in part, to shipments from publishers in the mass market category that were subsequently shipped to customers in January 1999, and the addition of Aura Books, PLC, as well as to support increased sales activity. The increases in inventory were offset, in part, by increases in accounts payable of $6,157,000 and $36,826,000 compared to December 27, 1997 and March 31, 1998 respectively. Accounts payable at December 26, 1998 increased $6,157,000 compared to December 27, 1997 due to the timing of certain vendor payments. Accounts payable at December 26, 1998 increased $36,826,000 compared to March 31, 1998 due to increased inventory purchases to support expected seasonal increases in third quarter sales.

Working capital was $65,868,000 as of December 26, 1998, which increased from the December 27, 1997 balance of $60,790,000 and from the March 31, 1998 balance of $56,118,000. The increase compared to December 27, 1997 is primarily the result of net operating income offset, in part, by the impact of the Aura Books acquisition in March 1998. The increase compared to March 31, 1998 is primarily a result of net income generated during the nine-month period ended December 26, 1998.

The Company had available at December 26, 1998 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of December 26, 1998 and December 27, 1997, there were no outstanding borrowings on the line of credit.

The Company believes that its existing working capital, cash flows from operations, trade credit traditionally available from its vendors and its $10 million line of credit will be sufficient to finance its current and anticipated level of operations.

C. IMPACT OF YEAR 2000

During fiscal 1998, the Company developed a plan to address anticipated Year 2000 issues in connection with its data processing and other activities, including non-information technology based systems. It is currently estimated that the net cost for review, analysis, modification and testing of existing computer programs for both internal and external software will be approximately $600,000. The Company has incurred approximately 80 percent of such expenses through the quarter ended December 26, 1998 and it is anticipated that the remaining portion of the estimated cost will be incurred during calendar 1999. The Company has completed the remediation portion of the Year 2000 project and will be entering its testing phase during the fourth quarter of fiscal 1999. Although there can be no assurances, management believes that the Year 2000 project, including a documented contingency plan, will be completed by September 1999. The Company has budgeted for such Year 2000 compliance related work in its fiscal 1999 and fiscal 2000 budgets and has expensed these costs as incurred. Due to the fact that the Company has primarily employed outside consultants for Year 2000 related work, there has not been any deferral of other information technology related projects nor has there been a requirement to hire additional personnel solely for Year 2000 compliance issues. In contemplation of the possibility that the Company's vendors and customers may experience Year 2000 related difficulties that may effect the Company's operations, a committee of information technology and other departmental managers has been formed to consider and develop a contingency plan. It is expected that this contingency plan will be developed over the next six months. Although, based on a review of its data processing, operating, and other computer based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, there can be no assurance in that regard.

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

(b) No reports on Form 8-K were filed for the three month period ended December 26, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ADVANCED MARKETING SERVICES, INC.
                                     REGISTRANT


     February 5, 1999                By: /s/ Michael M. Nicita
     ----------------                    ---------------------------------
          Date                           Michael M. Nicita
                                         Chief Executive Officer
                                         (Principal Executive Officer,
                                         Financial and Accounting Officer)