Form 10-K
period 1999-03-31
ADVANCED MARKETING SERVICES INC
filed 1999-06-25
CIK 814580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-K

(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                 Registrant's telephone number : (858) 457-2500

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

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:_____

         The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant at June 9, 1999 was $84,359,790.

         The number of shares of the Registrant's Common Stock outstanding as of June 9, 1999 was 8,533,079.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's definitive Proxy Statement for its July 22, 1999 Annual Meeting of Stockholders (filed June 17, 1999) are incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1 - BUSINESS

GENERAL

         Advanced Marketing Services, Inc. (the "Company" or "AMS") is a leading distributor of general interest books to the membership warehouse clubs and certain specialty retailers. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children's books; and Spanish-language books. In addition, to a lesser extent, the Company sells pre-recorded audio cassettes (books on tape), CD-ROM titles and video cassettes. The Company provides product selection advice, specialized merchandising and product development services, and distribution and handling services to membership warehouse clubs operating in the United States, Canada, Mexico, the United Kingdom, and certain Pacific Rim countries.

         Due to the continuous introduction of new titles by the book publishing industry, the Company provides weekly recommendations, tailored to each customer's marketing priorities, with respect to the new titles to be sold in its customers' book departments. These recommendations are selected by the Company's buyers from among the over 1,000,000 titles in print and over 50,000 new books published each year. AMS also creates unique products and develops specially packaged book and book-related products for sale to its customers. The Company supports its customers' inventories by maintaining back-up inventory in its distribution centers for prompt delivery as needed to customer locations. The Company maintains four domestic regional distribution centers to assure timely delivery to its customers, to enhance its customers' inventory turnover rates and to reduce its customers' handling and holding costs. See "Properties".

         The Company provides distribution services to a major warehouse club customer and others in the United Kingdom and continues to expand its distribution to other specialty retailers. In Mexico, the Company distributes products to a variety of retailers, including warehouse clubs, hypermarkets, discount department stores and other specialty retailers. The Company has utilized the services of third party warehousing and distribution companies for its United Kingdom and Mexican subsidiaries. In March 1999, the Company acquired Metrastock Limited, a wholesale book distributor located in the United Kingdom. See "International Business".

         The Company was incorporated in 1982 in California and was reincorporated in Delaware in June 1987. The Company's executive offices are located at 5880 Oberlin Drive, San Diego, California 92121; telephone (858) 457-2500.

MEMBERSHIP WAREHOUSE CLUB INDUSTRY

         The Company's customers include for-profit membership warehouse clubs which sell a broad range of primarily brand-name merchandise at or near wholesale prices. Membership warehouse clubs are able to provide their individual and business members, who commonly pay annual membership fees, substantial cost savings on high-quality merchandise through the efficiencies of warehouse-type facilities and a no-frills, self-service operation policy. Membership warehouse club locations typically have approximately 100,000 square feet (2 1/2 acres) of floor space and offer a limited selection of brand-name products in a wide range of merchandise categories. This merchandising approach was introduced in Southern California in 1976. Since then, the membership warehouse club industry has experienced significant growth, with sales estimated to be approximately $50 billion in 1998.

         The following table summarizes the Company's penetration of the warehouse club industry in the U.S. and Canada:

                   NUMBER OF LOCATIONS AND LOCATIONS SERVED
                          MEMBERSHIP WAREHOUSE CLUBS
                          UNITED STATES AND CANADA(1)

               Fiscal                                           Locations
             Year Ended                Total Number              Served
              March 31                 of Locations              by AMS
              --------                 ------------              ------
                1992                       514                     479
                1993                       646                     571
                1994                       716                     596
                1995                       742                     592
                1996                       755                     743
                1997                       786                     776
                1998                       807                     799
                1999                       832                     822

             (1)Only U.S. membership warehouse club locations to which the Company shipped more than $50,000 per year are included as locations served in the above table.

         The Company also serves 47 warehouse club locations in Mexico, 7 in the U.K. and ships a limited amount of product to 24 warehouse club locations in various Pacific Rim countries. See "International Business." The number of locations served is not necessarily indicative of the Company's total sales volumes to the warehouse club industry as the volume of the Company's shipments to a location can vary from year to year based on competitive and other factors.

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

         Notwithstanding the appeal of books as a product line, most membership warehouse clubs are not able to apply their standard product purchasing and handling procedures to their book departments. Typically, a membership warehouse club purchases a limited selection of each product category directly from manufacturers who ship to their retail locations. In contrast, in order to be able to offer even a limited selection of books, typically 100 to 250 stock keeping units (skus) at any one time, a membership warehouse club would be required to devote considerable time and resources to selecting from among the over 1,000,000 titles in print and the over 50,000 new books published each year by more than 4,200 publishing houses. The membership warehouse club also would incur high freight and handling costs to receive deliveries from, and make returns to, the numerous vendors of such books. Thus, the unique nature of books has led many membership warehouse clubs to rely on distributors for a portion of their book purchases. See "Risks and Competition".

OTHER CUSTOMERS

         The Company supplies an assortment of primarily business and computer titles to certain companies in the office product superstore industry. The Company serves several companies in the rapidly growing computer and electronics superstore marketplace. As a result of new business development efforts in 1998, the Company is now supplying product to the pet supply industry and the discount drugstore market. The Company serves a variety of other specialty retailers in the children's education and book businesses. In fiscal 1999, the Company began to develop relationships with internet book retailers and now provides product on a limited basis to several internet book retailers.

         For many of these customers, the Company designs and recommends media programs to satisfy the unique marketing priorities of each retailer. By constantly updating titles offered, the Company makes it possible for its customers to offer a targeted selection of books and media products without having to develop media merchandising expertise within their own organizations.

RETAILING OPERATIONS

         As of March 31, 1999, the Company owned and operated 6 retail outlet stores in six states. The stores are located generally in factory outlet malls in Gilroy, California; Burlington, Washington; Silverthorne, Colorado; Birch Run, Michigan; Lee, Massachusetts; and Phoenix, Arizona. The retail outlets were originally established as cost recovery vehicles for non-returnable residual product from the Company's purchasing and publishing activities.

         In fiscal 1998, the Company continued its effort to increase the efficiency of the disposition of non-returnable product and began to utilize a small team of associates dedicated to just selling the remainder product. Based on the success of this relatively low cost, low overhead effort, management decided to phase out the retail stores. Management's estimate of the non-recurring costs associated with exiting the retail operations was approximately $1,000,000 which was included in distribution and administrative costs for the fiscal 1999 third quarter. As of March 31, 1999, the Company had successfully negotiated lease terminations for all stores remaining open at year-end. The costs incurred related to lease cancellations have been charged to the reserve and as of March 31, 1999, the Company believes that the reserve is adequate to cover all costs associated with exiting its retail operations.

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

PRODUCTION SELECTION SERVICES AND PURCHASING PRACTICES

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

         Product selection is the responsibility of the Company's Merchandising Department, under the direction of the Executive Vice President - Merchandising to whom 8 general merchandise managers and a staff of approximately 27 associates report. Each general merchandise manager is responsible for several categories of products which include hardcover bestsellers, mass market paperbacks, cooking, travel, regional, computer, gift books (including art and coffee table books), children's books, calendars, CD-ROM products, pre-recorded audio and video cassettes, computer and Spanish-language books.

          The Company usually purchases newly published or well established back-list (previously published) titles directly from publishing houses at standard book industry wholesaler discounts, which generally exceed retailer discounts. The Company does not generally purchase remainder titles, but will occasionally purchase close-out lots of certain titles at higher than normal discounts. Virtually all books sold are returnable to AMS by its customers for full credit so long as the books are in saleable condition. Approximately 90% of the books purchased by the Company in fiscal 1999 and 1998 were returnable to the publisher; the balance were purchased on a non-returnable or partially returnable basis, often at higher purchase discounts.

         The Company has published a limited number of titles through its in-house publishing arm, Advantage Publishers Group, which manages the Company's Thunder Bay, Laurel Glen and Silver Dolphin imprints. The titles are typically sold to both the Company's customers and to independent and chain book stores.

         In the years ended March 31, 1999, 1998 and 1997, customer returns represented approximately 20%, 21%, and 28%, respectively, of the Company's gross sales. Customer return rates are impacted by the sales success of individual titles relative to quantities ordered by customers as well as customer ordering practices for different volume locations. Returns to publishers by AMS represented approximately 26%, 27%, and 31%, respectively, of the Company's total purchases during the same period. The publisher returns rate exceeds the customer returns rate due to the Company's policy of maintaining back-up inventory so that it can respond promptly to customer orders.

         The Company's reserves for markdowns on inventory increased by approximately $1,072,000 in fiscal 1999. The Company added $4,714,000 to its reserves for markdowns as a result of slower than expected sales of certain books which are not returnable to the publisher and deducted $3,642,000 for actual losses incurred on books for which reserves had previously been made. To the extent that the Company is unable to sell non-returnable books to its traditional customers, it sells such books to customers where, in certain cases, it is necessary to sell at below the Company's cost. The Company believes its reserves for markdowns are adequate based on its past experience and present market conditions, although no assurances can be given that actual losses will not exceed present reserves when these non-returnable books are actually sold.

         The Company purchases from publishers on varying payment terms. The Company generally takes advantage of discounts for prompt payments, when economically attractive. During the year ended March 31, 1999, the Company made purchases from 291 publishers. Five publishers individually accounted for 10% or more of the Company's total purchases in fiscal 1999. These included Penguin Putnam, Inc., Random House, Bantam Doubleday Dell, Simon & Schuster Macmillan, and Little Brown and Company, which accounted for 15%, 14%, 12%, 11%, and 10%, respectively, of purchases. The Company continues to open accounts with new publishers and believes that adequate sources of supply exist to meet anticipated growth. As is customary in the industry, the Company does not maintain long-term or exclusive purchase commitments or arrangements with any publisher.

PRODUCT DEVELOPMENT AND MARKETING SERVICES

         In addition to selecting from among regularly published books, AMS provides specially packaged book and book-related products, which are generally not available in retail bookstores. For example, the Company works with various publishers to create specially packaged items such as a combination of books, shrink-wrapped or slipcased to sell as a single item, or packages that contain a book and a non-book item, such as a stuffed animal with a book. The Company also works directly with publishers to have books specially reprinted or created for its customers.

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

         Marketing the Company's products is under the direction of the Vice President - Marketing to whom 8 general managers and a staff of 21 marketing personnel report. Members of the staff are assigned to each of the Company's customers and present new titles, recommend promotions, coordinate orders and shipments, and handle other customer requests.

PRODUCT DISTRIBUTION AND HANDLING SERVICES

         Because an important financial and operating goal of many of the Company's customers is a high inventory turnover rate, a critical element of the Company's service is its ability to respond quickly to its customers' orders. The Company has established a national network of four regional distribution centers to assure rapid deliveries to its customers. These distribution centers are located in general-purpose warehouse facilities in the metropolitan areas of Sacramento, California; Indianapolis, Indiana; Baltimore, Maryland; and Dallas, Texas. At its distribution centers, the Company receives books from multiple vendors and dispatches, using common and contract carriers, consolidated shipments on a weekly basis to most customer locations. Weekly deliveries eliminate the need for customers to stock large inventories on-site and enable customers to utilize valuable marketing space for other products. Consolidated shipments reduce customer handling and freight costs by eliminating the costs associated with deliveries by multiple vendors. All of the Company's distribution centers are linked with its computerized order-processing center at its San Diego headquarters and, as a result, customer orders are generally shipped within 24 hours of receipt. Because customer orders are generally shipped within 24 hours of receipt, the Company's backlog at any date is usually insignificant and not a meaningful indicator of future sales. The Company's computer system also enables AMS to provide information and special reports to assist customers with operations and marketing. For an additional fee, upon request, the Company will ticket books with the customer inventory item number and retail sales price. The Company believes that all of these services enhance its customers' inventory turnover rate and reduce their handling and holding costs.

         In fiscal 1997, the Company introduced a Vendor Managed Inventory ("VMI") replenishment system designed to reduce the customers' need to write individual location orders and further improve their inventory turnover. AMS has developed software designed to forecast future book sales based on the expected life cycle of a particular title. These forecasts, coupled with customer point of sale information, enable AMS to effectively manage customer laydown and replenishment orders for each customer location.

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

INTERNATIONAL BUSINESS

         The Company operates wholly owned foreign subsidiaries in the United Kingdom and Mexico. Advanced Marketing (UK) Limited was incorporated in September 1993 in the United Kingdom. From its headquarters near London, it provides a full range of general interest books, audio and music products primarily to the seven Costco membership warehouse club locations in the United Kingdom. Advanced Marketing (UK) Limited also services 37 other specialty retail locations and continues its efforts to expand its distribution of media products to other U.K. retailers.

         Aura Books, PLC, acquired in March 1998, is a U.K. wholesale book distributor to non-traditional markets such as garden centers, gift shops, department stores and other specialty retail outlets. Headquartered outside of London, Aura services approximately 2,000 locations throughout the United Kingdom.

         Consistent with the Company's strategic desire to grow internally as well as through opportunistic acquisitions, in March 1999, the Company, through its European holding company Advanced Marketing (Europe), Ltd., acquired the assets and assumed the liabilities of Metrastock Limited ("Metrastock"). Headquartered on the southern coast of the United Kingdom, Metrastock is a U.K. wholesale book distributor to non-traditional markets such as garden centers, gift shops, other specialty retail outlets. The Metrastock acquisition continues to reinforce the Company's existing commitment to the U.K. market.

         In fiscal 1999, the Company entered into a build-to-suit lease arrangement for an expandable 74,000-square-foot warehouse in Bicester, Oxfordshire, in order to integrate Advanced Marketing Ltd., Aura Books, PLC, and Metrastock Ltd. into one facility. The Company plans to have all three subsidiaries fully operational in the new facility by the end of the summer 1999.

         Advanced Marketing S. de R.L. de C.V. was incorporated in January 1994 in Mexico. From its headquarters in Mexico City, the Company distributes books to 47 membership warehouse club locations, as well a variety of general and mass merchandisers, office supply superstores and other specialty retailers. The Company continues to move forward with the introduction of the concept of a one-stop customized, book program to the retailers in the Mexican marketplace.

         To address the operating challenges in its Mexican subsidiary, the Company has augmented its management, marketing and product capabilities in the U.S. and Mexico with personnel with Spanish language and Mexican product expertise. The Company has also expended significant effort in developing relationships with Mexican publishers. The Company believes that this strategy will assist its expansion efforts in Mexico and also create product-sourcing opportunities for the Spanish language market in the United States.

         During fiscal 1999, the Company's Mexican subsidiary operated at a loss and there can be no assurance of success in developing sufficient sales volumes and gross margin contributions to generate profits, particularly given the low level of economic activity in the Mexican consumer markets since the December 1994 Mexican peso devaluation. The Company accrued a provision for currency exchange loss on its investment in its Mexican subsidiary in fiscal years 1997, 1998 and 1999.

         The Company currently utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico (see
"Properties"). No assurances can be given that the expansion in international markets will be profitable; the Company expects no significant profit contribution from these international operations in fiscal 2000.

RISKS AND COMPETITION

         In fiscal 1999, approximately 86% of the Company's sales were to membership warehouse clubs with the remainder to office product superstores, computer superstores, mass merchandisers or other specialty retailers. In the year ended March 31, 1999, two warehouse club customers accounted for approximately 77% of the Company's net sales. Although the Company believes it provides services and efficiencies that membership warehouse clubs and other retailers would have difficulty duplicating, the Company believes that its customers may, from time to time, increase the percentage of books they purchase directly from publishers or from other wholesale distributors. Further, the Company could lose customers if they discontinue books as a product line, suffer a business failure or merge or consolidate with another entity not currently serviced by AMS. The Company has no long-term or exclusive purchase commitments with any of its customers. Any loss of a major customer would have a material adverse effect on the Company. Given the relatively small number of membership warehouse club chains, the Company's reliance on a few customers is likely to continue. See "Customers".

         The Company is a leading supplier of books to the membership warehouse club market, which is highly competitive. The Company competes in such markets with national book distributors, some of which are larger and have greater financial resources than the Company, and with regional book wholesalers and local book jobbers who compete with the Company on the basis of price and service. Certain publishers sell directly to membership warehouse clubs, and one or more of the Company's customers could choose in the future to purchase more of its books directly from publishers. As a result, the Company could face additional competition from publishers in the future. Membership warehouse clubs face competition from discount and retail bookstore chains that indirectly affect AMS. Due to their high sales volume, membership warehouse clubs may represent an attractive market that other book distributors may seek to enter and compete directly with the Company. The Company believes that its principal competitive advantages are its ability to select, package, and assort products so that they sell in high volumes; to distribute such products rapidly; to electronically interface with customers; to maintain sufficient back-up inventories; and to price products competitively.

         The Company purchases certain titles on a non-returnable basis, which it in turn sells on a returnable basis. To the extent that actual sales of such titles do not equal purchased quantities, the Company risks having inventory remaining which it may be unable to sell at or above its cost. The Company utilizes a small team of associates dedicated to selling such remainder product. In addition, the Company has implemented policies to evaluate more completely the non-returnable inventory risk it assumes. However, the Company has incurred substantial expense in the past to sell such excess inventory and may incur such expense in the future. The Company may experience an increase in non-returnable inventory and associated markdown costs as a result of its increased publishing activities.

CUSTOMERS

         The Company is currently servicing four membership warehouse clubs. The Company's customers account for over 95% of the sales in the warehouse club industry and operate approximately 900 locations throughout the United States, Canada, Mexico, the United Kingdom and certain Pacific Rim countries. Taking into account domestic and international activities, the following table sets forth those customers who accounted for 10% or more of the Company's total net sales in fiscal 1999, 1998 and 1997.

                                                            Percentage of Net Sales
                                                  -----------------------------------------
                                                    1999             1998             1997
                                                    ----             ----             ----
   Costco Companies, Inc.                            40%              44%              46%
   SAM's Club (a unit of Wal-Mart Stores, Inc.)      37%              40%              37%

EMPLOYEES

         At March 31, 1999, the Company had approximately 491 employees who were engaged in administrative, merchandising, marketing, warehousing and retail operations. The Company also hires temporary workers, primarily during the peak holiday season. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2  - PROPERTIES

         The Company is headquartered in approximately 57,300 square feet of commercial space in San Diego, California. The space is leased for a 10-year term expiring in 2008 with an annual base rent of $698,000.

The Company maintains the following U.S. distribution centers from which it ships to its U.S. customers:

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

         Each of these distribution centers is leased, with the leases expiring between 2004 and 2008. Annual base rental payments range from $431,200 to $622,400. The Company currently utilizes third party warehousing and distribution companies in both the United Kingdom and Mexico. It also leases office space in both countries on short-term leases, the commitments under which are not material. In connection with its March 1998 acquisition of Aura, the Company also now leases two buildings comprising approximately 25,000 square feet in Greenford, England under the terms of a lease expiring in July 1999 at an annual base rental of $287,000. In fiscal 1999, the Company entered into a build-to-suit lease arrangement for an expandable 74,000-square-foot warehouse in Bicester, Oxfordshire, in order to integrate Advanced Marketing Ltd., Aura Books, PLC, and Metrastock Ltd. into one facility. The Company plans to have all three subsidiaries fully operational in the new facility by the end of the summer 1999. The lease is for a 15-year term expiring in 2014 with an annual base rent of $678,000. See Note 6 of Notes to Consolidated Financial Statements. The Company believes that its distribution centers are adequate for the conduct of its business through at least fiscal 2000.

ITEM 3- LEGAL PROCEDURES

         The Company is not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the last quarter of the year ended March 31, 1999.

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market under the Nasdaq symbol "ADMS." The following table sets forth the high and low closing prices of the Common Stock, as reported on the Nasdaq National Market. On June 10, 1999, the Company had approximately 1,800 beneficial stockholders and 100 stockholders of record.

Fiscal Quarter                                            Fiscal 1999              Fiscal 1998
----------------------------------------------------------------------------------------------------
                                                       High         Low         High         Low
                                                       ----         ---         ----         ---
First Quarter-Ended June 27/June 28                    13 9/16      10 5/8      7 1/16       5 3/4
Second Quarter-Ended September 26/September 27         12 1/2       10 3/8      9 1/3        6 1/2
Third Quarter-Ended December 26/December 27            12 1/3       10 13/16    9 9/16       8
Fourth  Quarter-Ended March 31                         17 3/4       11 5/8      13 13/16     7 15/16

         In May 1998, the Company announced its Board of Directors' intent to declare and pay dividends on the Company's Common Stock at an annual rate of $0.10 per share. On January 21, 1999, the Company announced that its Board of Directors had approved the declaration of a three for two stock split effective February 15, 1999. All references to shares included in this document have been restated to reflect the three for two stock split. In accordance with the stock split, the annual dividend was adjusted to $.067 per share. In May 1999, the Company announced that its Board of Directors increased the dividend to the current annual rate of $.08 per share. The declaration and payment of dividends by the Company in the future will be subject to the discretion of the Board of Directors and, although it currently intends to do so, no assurance can be given that the Company will declare and pay dividends in the future. The determination as to the payment of dividends will depend upon, among other things, general business conditions, the Company's financial condition and results of operations, contractual, legal and regulatory restrictions relating to the payment of dividends by the Company and such other factors the Board of Directors may deem relevant.

         On June 9, 1999, the Company adopted a stock repurchase program pursuant to which the Company may repurchase in open market transactions, from time to time, based upon existing market conditions, shares of its Common Stock having an aggregate cost not to exceed $5 million. To date, the Company has not repurchased any shares of its Common Stock pursuant to the stock repurchase program.

ITEM 6 - SELECTED FINANCIAL DATA

         The selected financial data below should be read in conjunction with
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto.


RESULTS OF OPERATIONS                                                 FOR THE YEARS ENDED MARCH 31,
---------------------                           ---------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       1999           1998           1997           1996           1995
                                                       ----           ----           ----           ----           ----

NET SALES                                           $ 501,071      $ 436,599      $ 385,651      $ 365,499      $ 303,708

    Cost of Goods Sold                                440,048        390,013        347,277        328,361        274,776
                                                    ---------      ---------      ---------      ---------      ---------

GROSS PROFIT                                           61,023         46,586         38,374         37,138         28,932

    Distribution and Administrative Expenses           41,602         33,730         28,903         28,243         24,083
                                                    ---------      ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                                 19,421         12,856          9,471          8,895          4,849

    Interest and Dividend Income, Net                   1,270          1,785            896          1,209            859
                                                    ---------      ---------      ---------      ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES               20,691         14,641         10,367         10,104          5,708

    Provision for Income Taxes                          8,178          5,492          3,911          4,003          2,346
                                                    ---------      ---------      ---------      ---------      ---------

NET INCOME                                          $  12,513      $   9,149      $   6,456      $   6,101      $   3,362
                                                    ---------      ---------      ---------      ---------      ---------
                                                    ---------      ---------      ---------      ---------      ---------

Net Income Per Share-Diluted                        $    1.43      $    1.07      $     .75      $     .72      $    0.40
                                                    ---------      ---------      ---------      ---------      ---------
                                                    ---------      ---------      ---------      ---------      ---------
Weighted Average Shares Used in
Calculation-Diluted                                     8,752          8,551          8,574          8,429          8,382
                                                    ---------      ---------      ---------      ---------      ---------
                                                    ---------      ---------      ---------      ---------      ---------
BALANCE SHEET DATA                                                           AS OF MARCH 31,
------------------                              ---------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       1999           1998           1997           1996           1995
                                                       ----           ----           ----           ----           ----
WORKING CAPITAL:

    Cash and Cash Equivalents                       $  27,189      $  28,982      $  13,592      $   8,706      $   9,035

    Investments, Available-For-Sale                     4,653          8,068          9,177         12,532          9,153

    Inventories, Net                                  106,060         99,429         91,745         72,297         69,356

    Accounts Receivable and Other Current              85,374         70,363         62,656         65,767         42,075
    Assets

    Current Liabilities                              (157,994)      (150,724)      (125,714)      (111,680)       (88,794)
                                                    ---------      ---------      ---------      ---------      ---------

    Total Working Capital                           $  65,282      $  56,118      $  51,456      $  47,622      $  40,825

TOTAL ASSETS                                        $ 238,396      $ 218,472      $ 183,501      $ 162,651      $ 133,131

DEBT                                                        -              -              -              -              -

STOCKHOLDERS' EQUITY                                $  80,402      $  67,748      $  57,787      $  50,971      $  44,337

BOOK VALUE PER COMMON SHARE                         $    9.46      $    8.05      $    6.98      $    6.22      $    5.48

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

         Net income for the fiscal year ended March 31, 1999 was $12,513,000, or $1.43 per share on a diluted basis, on net sales of $501,071,000. This compares to net income of $9,149,000, or $1.07 per share, on net sales of $436,599,000 for the previous fiscal year. The 14.8 percent increase in net sales was primarily due to increases in gross shipments within the bestseller, mass paperback and gift book (art and coffee table books) categories to core customers as well as sales from the Company's U.K. subsidiary, Aura Books, PLC, acquired in March 1998.

         The Company experienced a 20 percent rate of returns from customers in fiscal 1999 compared with 21 percent in fiscal 1998. Consistent with the Company's previous practices, reserves have been established based on management's best estimate of expected future product returns.

         Gross profit for fiscal 1999 reached $61,023,000, an increase of $14,437,000 from the fiscal 1998 level. As a percentage of sales, gross profit was 12.2 percent in fiscal 1999 compared with 10.7 percent in the previous fiscal year. The increase in gross profit margin was primarily due to higher income from publisher incentive programs and increased sales from the Company's international subsidiaries, which typically achieve higher gross margins while at comparatively higher distribution and administrative expense levels.

         Distribution and administrative expenses increased to $41,602,000 for fiscal 1999 from $33,730,000 for fiscal 1998. As a percentage of sales, these expenses rose to 8.3 percent from 7.7 percent for the prior fiscal year. This increase primarily reflects the addition of Aura Books, PLC as well as non-recurring costs associated with exiting the Company's retail activities. The retail outlets were originally established as cost recovery vehicles for non-returnable residual product from the Company's purchasing and publishing activities. In fiscal 1998, the Company continued its effort to increase the efficiency of the disposition of non-returnable product and began to utilize a small team of associates dedicated to selling the remainder product. Based on the success of this relatively low cost, low overhead effort, management decided to phase out the retail stores. The non-recurring costs associated with exiting the retail operations are approximately $1,000,000.

         Interest and dividend income decreased to $1,270,000 in fiscal 1999 from $1,785,000 in the previous fiscal year as a result of reduced investment balances (see "Liquidity and Capital Resources"). The Company's combined federal and state statutory tax rate increased from approximately 39 percent in fiscal 1998 to approximately 39.5 percent in fiscal 1999 as a result of the Company's higher income level. The fiscal 1999 provision for income tax was 39.5 percent, with tax-exempt interest income offsetting foreign currency exchange losses. The fiscal 1998 provision for income taxes was 37.5 percent as a result of various adjustments including the tax benefit of a loss carryforward on one of the Company's foreign operations as well as tax-exempt interest income offset, in part, by foreign currency exchange losses.

FISCAL 1998 COMPARED TO FISCAL 1997

         Net income for the fiscal year ended March 31, 1998 was $9,149,000, or $1.07 per share on a diluted basis, on net sales of $436,599,000. This compares to net income of $6,456,000, or $.75 per share, on net sales of $385,651,000 for the previous fiscal year. The 13.2 percent increase in net sales was related to higher sales at the Company's warehouse club customers and reduced customer returns, particularly from one of the Company's major customers. Net sales growth was concentrated in the basic reference and children's categories of books.

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

         Interest and dividend income increased to $1,785,000 in fiscal 1998 from $896,000 in fiscal 1997 as a result of higher investment balances. The Company's combined federal and state statutory tax rate was approximately 39 percent. Various adjustments, primarily due to the tax benefit of a loss carryforward on one of the Company's foreign operations as well as tax-exempt interest income offset, in part, by foreign currency exchange losses caused the fiscal 1998 provision for income taxes to be $5,492,000, or 37.5 percent of pre-tax income. The fiscal 1997 provision for income taxes was $3,911,000, or
37.7 percent of pre-tax income, primarily due to the Company's utilization of a foreign tax loss carryforward and tax-exempt interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended March 31, 1999, $34,000 of cash was provided by operating activities. In the prior year, $20,339,000 of cash was provided by operating activities. At March 31, 1999, the Company's cash and investments had decreased by $5,208,000 compared to March 31, 1998, primarily due to an increase in accounts receivable and, to a lesser extent, an increase in net investment in inventory as well as the acquisition and funding of the Company's foreign subsidiaries. Trade accounts receivable increased $12,514,000 compared to one year ago primarily due to the timing of customer returns and settlement of disputed items, as well as an increase in net sales in the latter part of the fourth quarter. Inventories at March 31, 1999 increased $6,631,000 compared to March 31, 1998, due in part to increased sales activity, further development of specialty retailer distribution programs and the timing of returns to publishers of certain titles. The increase in inventory was offset, in part, by an increase in accounts payable. The working capital required to finance inventories is directly related to inventory turnover rate and trade credit terms provided by publishers. Trade credit terms from the Company's vendors did not change significantly during fiscal 1999. Inventory turnover remained consistent between years at approximately four times.

         The Company had available at March 31, 1999 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. The Company did not borrow on its line of credit during fiscal 1999 or fiscal 1998.

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

IMPACT OF INFLATION

         The Company has been subject to relatively low prevailing inflation rates in all countries in which it operates, with the exception of Mexico, during fiscal 1999, 1998 and 1997. The Company has generally been able to adjust its selling prices in all countries in which it operates to offset increased costs of merchandise and expects to be able to continue to do so in the foreseeable future. While the Mexico activities are not a significant part of the Company's overall operations, the continued high rates of inflation in Mexico may result in future foreign currency exchange losses.

COMPUTER OPERATIONS AND THE YEAR 2000

         During fiscal 1998 and fiscal 1999, the Company developed a plan to address anticipated Year 2000 issues in connection with its data processing and other activities, including non-information technology based systems. The cost for review, analysis, modification and testing of existing computer programs for both internal and external software approximated $650,000 and was expensed as incurred. Due to the fact that the Company has primarily employed outside consultants for Year 2000 related work, there has not been any deferral of other information technology related projects, nor has there been a requirement to hire additional personnel solely for Year 2000 compliance issues.

         The Company completed the remediation portion of the Year 2000 project and began its internal testing phase in the fourth quarter of fiscal 1999. It is expected that the final testing phase of the Year 2000 project will be completed by August 1999. Although there can be no assurances, management believes that the Year 2000 Project, including a documented contingency plan, will be completed by September 1999.

         In contemplation of the possibility that the Company's vendors and customers may experience Year 2000 related difficulties that may affect the Company's operations, a committee of information technology and other departmental managers has been formed to consider and develop a contingency plan. This committee began its development of a contingency plan in the fourth quarter of fiscal 1999, and it is expected that the documentation of such a plan will be completed by July 1999. Although, based on a review of its data processing, operating, and other computer-based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, there can be no assurance in that regard.

         The failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain normal activities or operations. Such interruptions or failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because there is general uncertainty about the Year 2000 problem, including uncertainty about the Year 2000 readiness of suppliers and customers, it is not possible to predict whether Year 2000 problems will occur or what the consequences such problems will have on results of operations, liquidity, or financial condition. However, the Company's plan to address Year 2000 issues is intended to minimize, to the extent feasible, the possibility of interruptions of normal operations. There can, however, be no assurance that the Company will be successful in doing so.

STATEMENT OF PURPOSE OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         In December 1995, the Private Securities Litigation Reform Act of 1995 ("the Act") was enacted. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934 which provide protection from liability in private lawsuits for "forward-looking" statements made by persons specified in the Act. The Company desires to take advantage of the "safe harbor" provisions of the Act.

         The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, the Company's concentration of sales and credit risk with two customers, the Company's ability to impact customer return rates, continued successful results from the VMI program, currency and other risks related to foreign operations, the Company's expansion plans, the results of financing efforts, risks and uncertainties associated with the failure of the Company or its suppliers or customers to be Year 2000 compliant with regard to computer and other systems, and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results during fiscal 2000 and beyond and cause such results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of Independent Public Accountants                               15

Consolidated Balance Sheets                                            16

Consolidated Statements of Income and Comprehensive Income             17

Consolidated Statements of Stockholders' Equity                        18

Consolidated Statements of Cash Flows                                  19

Notes to Consolidated Financial Statements                          20-27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Advanced Marketing Services, Inc.:

         We have audited the accompanying consolidated balance sheets of Advanced Marketing Services, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to schedule to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                           ARTHUR ANDERSEN LLP

San Diego, California
May 5, 1999

                        ADVANCED MARKETING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 1999 AND 1998

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   1999                   1998
                                                                                                   ----                   ----
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents                                                                       $  27,189              $  28,982
Investments, Available-for-Sale (Note 3)                                                            4,653                  8,068
Accounts Receivable-Trade, Net of Allowances
         For Uncollectible Accounts and Sales Returns
         Of $3,674 in 1999 and $4,012 in 1998                                                      74,179                 61,665
Vendor and Other Receivables                                                                        3,739                  2,408
Inventories, Net                                                                                  106,060                 99,429
Deferred Income Taxes (Note 5)                                                                      5,997                  4,922
Prepaid Expenses                                                                                    1,459                  1,368
                                                                                               ----------             ----------
TOTAL CURRENT ASSETS                                                                              223,276                206,842
PROPERTY AND EQUIPMENT, AT COST                                                                    15,311                 11,964
Less: Accumulated Depreciation and Amortization                                                     8,721                  7,043
                                                                                               ----------             ----------
NET PROPERTY AND EQUIPMENT                                                                          6,590                  4,921
INVESTMENTS, AVAILABLE-FOR-SALE (Note 3)                                                            1,214                      -
GOODWILL AND OTHER ASSETS (Note 9)                                                                  7,316                  6,709
                                                                                               ----------             ----------
TOTAL ASSETS                                                                                    $ 238,396              $ 218,472
                                                                                               ----------             ----------
                                                                                               ----------             ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                                                $ 146,972              $ 142,203
Accrued Liabilities                                                                                10,033                  8,141
Income Taxes Payable                                                                                  989                    380
                                                                                               ----------             ----------
TOTAL CURRENT LIABILITIES                                                                         157,994                150,724
                                                                                               ----------             ----------
COMMITMENTS (Note 6)
STOCKHOLDERS' EQUITY (Note 8):
Common Stock $.001 Par Value, Authorized 20,000,000 Shares,
        Issued: 9,572,000 Shares in 1999 and 9,491,000 Shares in 1998.
        Outstanding: 8,496,000 Shares in 1999 and 8,415,000 Shares in 1998                              8                      8
Additional Paid-In Capital                                                                         27,765                 27,143
Retained Earnings                                                                                  54,664                 42,718
Unrealized Gain on Investments                                                                          7                      8
Foreign Currency Translation Adjustment                                                                78                     (9)
Less: Treasury Stock, 1,076,000 Shares in 1999 and 1998, at Cost                                   (2,120)                (2,120)
                                                                                               ----------             ----------
TOTAL STOCKHOLDERS' EQUITY                                                                         80,402                 67,748
                                                                                               ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 238,396              $ 218,472
                                                                                               ----------             ----------
                                                                                               ----------             ----------

The accompanying notes are an integral part of these consolidated balance sheets.

                        ADVANCED MARKETING SERVICES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             1999             1998             1997
                                                                             ----             ----             ----

NET SALES                                                                $  501,071       $  436,599       $  385,651

    Cost of Goods Sold                                                      440,048          390,013          347,277
                                                                         ----------       ----------       ----------

GROSS PROFIT                                                                 61,023           46,586           38,374

    Distribution and Administrative Expenses                                 41,602           33,730           28,903
                                                                         ----------       ----------       ----------

INCOME FROM OPERATIONS                                                       19,421           12,856            9,471

    Interest and Dividend Income, Net                                         1,270            1,785              896
                                                                         ----------       ----------       ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                     20,691           14,641           10,367

    Provision for Income Taxes (Note 5)                                       8,178            5,492            3,911
                                                                         ----------       ----------       ----------

NET INCOME                                                               $   12,513       $    9,149       $    6,456
                                                                         ----------       ----------       ----------

COMPONENTS OF COMPREHENSIVE INCOME

     Foreign Currency Translation Adjustments                                    87               77                8

     Unrealized Gain (Loss) on Investments                                       (1)              (1)               1
                                                                         ----------       ----------       ----------

COMPREHENSIVE INCOME                                                     $   12,599       $    9,225       $    6,465
                                                                         ----------       ----------       ----------
                                                                         ----------       ----------       ----------



NET INCOME PER SHARE:

    Basic                                                                $     1.48       $     1.10       $      .79
                                                                         ----------       ----------       ----------
                                                                         ----------       ----------       ----------

    Diluted                                                              $     1.43       $     1.07       $      .75
                                                                         ----------       ----------       ----------
                                                                         ----------       ----------       ----------

WEIGHTED AVERAGE SHARES USED IN CALCULATION:

    Basic                                                                     8,452            8,339            8,220

    Diluted                                                                   8,752            8,551            8,574

The accompanying notes are an integral part of these consolidated statements.

                       ADVANCED MARKETING SERVICES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                               (IN THOUSANDS)

                                 Common Stock                                  Unrealized     Foreign
                                  Outstanding       Additional                 Gain (Loss)    Currency
                                  -----------        Paid-In      Retained        On        Translation   Treasury
                               Shares     Amount     Capital      Earnings     Investments   Adjustment    Stock         Total
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996
AS PREVIOUSLY REPORTED           5,466      $ 6      $ 25,968     $ 27,113          $ 8        $ (94)     $ (2,030)     $ 50,971

Three For Two Common
Stock Split                      2,733        2            (2)           -            -            -             -             -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31,
1996 AS ADJUSTED                 8,199        8        25,966       27,113            8          (94)       (2,030)       50,971

Exercise of Options                 82        -           351            -            -            -             -           351

Unrealized Gain on Investments       -        -             -            -            1            -             -             1

Foreign Currency Translation         -        -             -            -            -            8             -             8

Net Income                           -        -             -        6,456            -            -             -         6,456
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997          8,281        8        26,317       33,569            9          (86)       (2,030)       57,787

Exercise of Options                149        -           826            -            -            -             -           826

Repurchase of Common Stock         (15)       -             -            -            -            -           (90)          (90)

Unrealized Loss on Investments       -        -             -            -           (1)           -             -            (1)

Foreign Currency Translation         -        -             -            -            -           77             -            77

Net Income                           -        -             -        9,149            -            -             -         9,149
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998          8,415        8        27,143       42,718            8           (9)       (2,120)       67,748

Exercise of Options                 78        -           595            -            -            -             -           595

Employee Stock Purchase Plan         3        -            27            -            -            -             -            27

Unrealized Loss on Investments       -        -             -            -           (1)           -             -            (1)

Foreign Currency Translation         -        -             -            -            -           87             -            87

Cash Dividends                       -        -             -         (567)           -            -             -          (567)

Net Income                           -        -             -       12,513            -            -             -        12,513
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999          8,496      $ 8      $ 27,765     $ 54,664          $ 7        $  78      $ (2,120)     $ 80,402

The accompanying notes are an integral part of these consolidated statements.

                       ADVANCED MARKETING SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                (IN THOUSANDS)

                                                                             1999              1998             1997
                                                                             ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                             $ 12,513          $  9,149         $  6,456
    Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                                             2,180             1,468            1,289
    Provision for Uncollectible Accounts and Sales Returns                      209               765              749
    Deferred Income Taxes                                                    (1,075)              560             (203)
    Provision for Markdown of Inventories                                     4,714             4,611            2,979
    Changes in Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable-Trade                     (12,016)           (6,653)           3,343
       (Increase) Decrease in Vendor and Other Receivables                   (1,165)              396             (588)
       (Increase) in Inventories                                            (10,686)           (8,435)         (22,587)
       (Increase) in Other Assets                                              (726)             (591)            (460)
       Increase in Accounts Payable                                           3,636            17,660           15,022
       Increase in Accrued Liabilities                                        1,844             2,072               16
       Increase (Decrease) in Income Taxes Payable                              606              (663)            (855)
                                                                           --------          --------         --------
    Net Cash Provided by Operating Activities                                    34            20,339            5,161
                                                                           --------          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Used in Acquisitions of Metrastock and Aura                           (967)           (6,749)               -
    Purchase of Property and Equipment, Net                                  (3,347)           (2,082)          (1,982)
    Purchase of Investments, Available-For-Sale                             (40,261)          (12,093)          (8,672)
    Sale and Redemption of Investments, Available-For-Sale                   42,462            15,264            9,965
                                                                           --------          --------         --------
    Net Cash Used in Investing Activities                                    (2,113)           (5,660)            (689)
                                                                           --------          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Exercise of Options and Related Tax Benefit                 1,256               826              351
    Purchase of Treasury Stock                                                    -               (90)               -
    Dividends Paid                                                             (567)                -                -
                                                                           --------          --------         --------
    Net Cash Provided by Financing Activities                                   689               736              351
                                                                           --------          --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (403)              (25)              63
                                                                           --------          --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,793)           15,390            4,886
CASH AND CASH EQUIVALENTS, Beginning of Year                                 28,982            13,592            8,706
                                                                           --------          --------         --------
CASH AND CASH EQUIVALENTS, End of Year                                     $ 27,189          $ 28,982         $ 13,592
                                                                           --------          --------         --------
                                                                           --------          --------         --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid During the Year For:
       Income Taxes                                                        $  8,279           $ 5,093          $ 4,887

The accompanying notes are an integral part of these consolidated statements.

                      ADVANCED MARKETING SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Advanced Marketing Services, Inc., a Delaware corporation (the "Company"), distributes general interest, computer and business books and books on tape to the membership warehouse club industry and other specialty retailers. The Company operates subsidiaries in Mexico and the United Kingdom to distribute similar media products, including music (U.K. only).

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds and short-term municipal instruments.

INVESTMENTS, AVAILABLE-FOR-SALE

Investments, available-for-sale consists principally of highly rated corporate and municipal bonds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 which requires the use of fair value accounting for debt and equity securities, except in those cases where there is a positive intent and ability to hold debt securities to maturity. See Note 3.

CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in debt and equity instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Approximately 81 and 84 percent of the Company's accounts receivable balances at March 31, 1999 and 1998, respectively, were concentrated with two major customers in the warehouse club industry.

ACCOUNTS RECEIVABLE ALLOWANCES

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. On approximately 90 percent of the Company's purchases, the Company has the right to return unsold product to publishers. The Company has provided allowances of $2,302,000 and $2,334,000 as of March 31, 1999 and 1998, respectively, for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions. The Company has also provided allowances for uncollectible trade accounts receivable of $1,372,000 and $1,678,000 as of March 31, 1999 and 1998, respectively.

VENDOR AND OTHER RECEIVABLES

Vendor and other receivables primarily consist of amounts due from vendors for purchase rebates and for merchandise returned to vendors.

INVENTORIES

Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market. The Company's rights to return to publishers were limited or nonexistent on approximately 28 and 24 percent of the Company's inventories at March 31, 1999 and 1998, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives (ranging from three to five years) of the assets.

GOODWILL

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets recorded in connection with the Company's acquisitions, is amortized on a straight-line basis over the estimated life of 25 years. Accumulated amortization amounted to approximately $245,000 as of March 31, 1999.

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

SIGNIFICANT CUSTOMERS

A substantial portion of the revenue earned by the Company is derived from a limited number of customers. Taking into account domestic and international activities, the Company's two largest customers accounted for approximately 40 and 37 percent of net sales in fiscal 1999, 44 and 40 percent of net sales in fiscal 1998 and 46 and 37 percent of net sales in fiscal 1997. No other customers accounted for 10 percent or more of the Company's net sales during these years.

REVENUE RECOGNITION

Sales and related cost of sales are recognized upon delivery of merchandise to customer locations. The Company provides reserves for the effect of estimated future sales returns. In accordance with industry practice, revenues and associated expenses related to the Company's advertising activities are included in Distribution and Administrative Expenses.

INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. See Note 5.

PER SHARE INFORMATION

         On January 21, 1999, the Board of Directors approved the declaration of a three for two stock split. Accordingly, all references to shares and earnings per share amounts have been restated to reflect the stock split.

         The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

                                                                   YEARS ENDED MARCH 31,
                                                ----------------------------------------------------------
                                                        1999               1998                1997
                                                        ----               ----                ----
Net Income                                            $ 12,513            $ 9,149             $ 6,456
                                                      --------            -------             -------
                                                      --------            -------             -------
Weighted Average Common Shares Outstanding               8,452              8,339               8,220
Basic Earnings Per Share                              $   1.48            $  1.10             $   .79
                                                      --------            -------             -------
                                                      --------            -------             -------
Weighted Average Common Shares Outstanding               8,452              8,339               8,220
Dilutive Common Stock Options                              300                212                 354
                                                      --------            -------             -------
Total Diluted Weighted Average Common Shares             8,752              8,551               8,574
                                                      --------            -------             -------
Diluted Earnings Per Share                            $   1.43            $  1.07             $   .75
                                                      --------            -------             -------
                                                      --------            -------             -------

COMPREHENSIVE INCOME

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS No. 130 for its fiscal year ended March 31, 1999, and in connection with the adoption has presented prior periods to show the components of comprehensive income.

2. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which, based on the management approach to segment reporting, establishes requirements to report entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenue. The Company has adopted SFAS No. 131 for its fiscal year ended March 31, 1999. The Company operates in one industry segment and in several geographic regions.

         Net sales by geographic region are as follows (in thousands):

                                     YEARS ENDED MARCH 31,
                                    ----------------------------------------------------
                                          1999                1998                1997
                                          ----                ----                ----
United States                        $    465,229       $     422,249       $    376,544
United Kingdom                             33,317              11,439              7,308
Mexico                                      2,525               2,911              1,799
                                     ------------       -------------       ------------
                                          501,071       $     436,599       $    385,651
                                     ------------       -------------       ------------
                                     ------------       -------------       ------------

         Net identifiable assets of the Company's operations in different geographic areas are as follows (in thousands):

                                                                 AS OF MARCH 31,
                                                        ---------------------------------
                                                            1999                1998
                                                            ----                ----
United States                                            $   217,584         $   198,333
United Kingdom                                                19,066              18,210
Mexico                                                         1,746               1,929
                                                         -----------         -----------
                                                         $   238,396         $   218,472
                                                         -----------         -----------
                                                         -----------         -----------

3. INVESTMENTS, AVAILABLE-FOR-SALE

Investments, available-for-sale at March 31, 1999 and 1998 are as follows (in thousands):

                                                                      Gross         Gross
                                                     Amortized     Unrealized     Unrealized    Estimated
MARCH 31, 1999                                         Cost           Gains         Losses      Fair Value
----------------------------------------------------------------------------------------------------------------
Debt Securities Issued by the States of the
U.S. and Political Subdivisions of the States         $ 5,860          $ 10           $ 3          $ 5,867
----------------------------------------------------------------------------------------------------------------
MARCH 31, 1998
Debt Securities Issued by the States of the
U.S. and Political Subdivisions of the States         $ 8,060          $  8           $ -          $ 8,068
----------------------------------------------------------------------------------------------------------------

         Investments in debt securities issued by States of the U.S. and political subdivisions of the States as of March 31, 1999 in the amount of approximately $4,653,000 are scheduled to mature within one year and approximately $1,214,000 are scheduled to mature within two years. Proceeds from the sale of investments aggregated approximately $19,159,000 for the year ended March 31, 1999. The realized net gain on these sales totaled approximately $120,000. Proceeds from the sale of investments during the same period of the previous year totaled approximately $5,073,000 on which a net gain of approximately $73,000 was realized. The Company uses the specific identification method in determining cost of these investments.

4. LINE OF CREDIT

         The Company had available at March 31, 1999 and 1998 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of and during the years ended March 31, 1999 and 1998, there were no outstanding borrowings on the Company's line of credit.

5. INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

                                                                        YEARS ENDED MARCH 31,
                                                           ----------------------------------------------
                                                                   1999            1998              1997
                                                                   ----            ----              ----
CURRENT:
Federal                                                          $  7,574         $  3,990        $  3,348
State                                                               1,679              941             767
DEFERRED:
Federal                                                              (906)             458            (167)
State                                                                (169)             103             (37)
                                                                 --------         --------        --------
                                                                 $  8,178         $  5,492        $  3,911
                                                                 --------         --------        --------
                                                                 --------         --------        --------

A reconciliation of the provision for income taxes at the statutory federal income tax rate of 35 percent in fiscal 1999 and 34 percent in fiscal 1998 and 1997 to the effective tax provision as reported is as follows (in thousands):

                                                                      YEARS ENDED MARCH 31,
                                                        -------------------------------------------------
                                                              1999               1998             1997
                                                              ----               ----             ----
Taxes at Statutory Federal Rate                            $   7,242           $  4,978         $  3,525
State Income Taxes, Net of Federal Benefit                       942                676              480
Tax-Exempt Interest and Dividend Income                         (262)              (318)            (129)
Loss on Foreign Operations, Net                                  346                 64               14
Other                                                            (90)                92               21
                                                            --------           --------         --------
                                                            $  8,178           $  5,492         $  3,911
                                                            --------           --------         --------
                                                            --------           --------         --------

The temporary differences that give rise to the deferred tax assets as of March 31, 1999 and 1998 are as follows (in thousands):

                                                                        AS OF MARCH 31,
                                                               --------------------------------
                                                                    1999               1998
                                                                    ----               ----
Inventory Reserves                                              $   3,261          $   2,680
Allowances for Sales Returns and Uncollectible Accounts             1,124              1,126
Depreciation and Amortization                                         191                 79
Vacation Pay and Accrued Compensation                                 134                 93
Accounts Payable Accruals                                           1,218                861
Other                                                                  69                 83
                                                                ---------           --------
                                                                $   5,997           $  4,922
                                                                ---------           --------
                                                                ---------           --------

6. COMMITMENTS

         The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense for the years ended March 31, 1999, 1998 and 1997 was $3,867,000, $3,115,000 and $2,998,000, respectively.
The leases have initial expiration dates ranging from 1999 to 2014. Certain of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payment based upon increases in the Consumer Price Index.

         At March 31, 1999, the aggregate future minimum rentals are as follows (in thousands):

YEAR ENDING MARCH 31,                                    AMOUNT
---------------------------------------------------------------
2000                                                   $  3,901
2001                                                      3,095
2002                                                      2,555
2003                                                      3,180
2004                                                      2,371
Thereafter                                                8,473
---------------------------------------------------------------
                                                       $ 23,575

7. EMPLOYEE BENEFIT PLANS

         The Company has a qualified 401(k) profit-sharing plan covering substantially all of its employees. The Company matches, at a 25 percent rate, employee contributions up to 4 percent of compensation. In fiscal years 1999, 1998 and 1997, the Company's matching contributions equaled $86,000, $74,000 and $71,000, respectively. The plan also provides for discretionary Company contributions as approved by the Board of Directors. Company discretionary contributions of $497,000, $357,000 and $262,000 for the years ended March 31, 1999, 1998 and 1997, respectively, are included in the accompanying consolidated statements of income and comprehensive income.

         On March 1, 1996, the Company introduced a deferred compensation plan, which permits eligible employees, including officers, to defer a portion of their compensation and requires the Company to provide certain matching amounts and accrued interest as defined in the plan. The deferred compensation liability, including Company matching and accumulated interest, amounted to approximately $1,027,000 and $583,000 at March 31, 1999 and 1998, respectively. The deferred compensation plan is funded under a trust agreement whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan. The expense associated with the plan, including life insurance costs, was $236,000, $132,000, and $92,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

8. STOCK  PLANS

         The Company has two stock option plans (the "Plans") which provide for the grant of incentive stock options or nonqualified stock options to employees and directors of the Company. Nonemployee directors are only eligible to be granted nonqualified stock options. Incentive stock options may be granted at prices not less than 100 percent of the fair market value of such shares at the date of grant (110 percent with respect to optionees who are 10 percent or more stockholders of the Company). Nonqualified options may be granted at prices not less than 85 percent of the fair market value of such shares at the date of grant. Options granted under the Plans become exercisable in installments as determined by the Board of Directors. There were 1,014,000 shares issuable pursuant to options granted under the 1987 Plan and as of March 31, 1997, no further options may be granted under this plan. As of March 31, 1999, there were 975,000 shares issuable pursuant to options granted under the 1995 Plan. The expiration date of the options is determined by the Board of Directors and does not exceed 10 years for incentive options (5 years with respect to optionees who are 10 percent or more stockholders of the Company) and 10 years and 1 day for nonqualified options.

          The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options. Had compensation expense been recorded for options granted in fiscal years 1999, 1998 and 1997, the Company's net income and earnings per share would have been reduced approximately $359,000, or $.04 per share, $132,000, or $.02 per share, and approximately $85,000, or $.01 per share in fiscal 1999, 1998, and 1997, respectively. These amounts are for disclosure purposes only and may not be representative of future calculations since additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 1999, 1998 and 1997, respectively: expected volatility of 37, 37 and 45 percent; risk-free interest rate of 5.3, 6.2 and 6.5 percent; expected option life of 5 years.

         The changes in the number of common shares under option for the years ended March 31, 1997, 1998 and 1999 are summarized as follows:

                                                     1995 Plan                                   1987 Plan
                                        --------------------------------------      --------------------------------------
                                        Number of Shares   Weighted Avg. Price      Number of Shares   Weighted Avg. Price
                                        ----------------   -------------------      ----------------   -------------------
Outstanding as of March 31, 1996             347,250             $  4.96                 464,685              $ 3.45
         Granted                              17,250                5.96                     -                   -
         Exercised                              -                    -                    81,450                3.33
         Forfeited                            19,500                7.44                   2,100                3.35
--------------------------------------------------------------------------------------------------------------------------
Outstanding as of March 31, 1997             345,000                4.87                 381,135                3.48
         Granted                             164,250                6.17                     -                   -
         Exercised                             4,050                7.44                 145,110                2.82
         Forfeited                             5,400                7.44                  19,800                6.28
--------------------------------------------------------------------------------------------------------------------------
Outstanding as of March 31, 1998             499,800                5.25                 216,225                3.68
         Granted                             331,500               14.51                     -                   -
         Exercised                            23,400                5.35                  54,450                3.58
         Forfeited                           123,000                6.47                     600                3.47
--------------------------------------------------------------------------------------------------------------------------
Outstanding as of March 31, 1999             684,900              $ 7.27                 161,175              $ 3.71
Exercisable as of March 31, 1999             296,550              $ 5.60                 123,225              $ 3.55

         On July 23, 1998, the Company introduced an Employee Stock Purchase Plan which permits eligible employees to defer a portion of their compensation in order to purchase shares of the Company's stock. The maximum number of shares that may be purchased under the Plan is 150,000 shares, subject to adjustment under certain circumstances. The amount of stock purchased was immaterial to the consolidated financial statements of the Company.

9.  ACQUISITIONS

METRASTOCK

         In March 1999, the Company acquired the assets and assumed certain liabilities of the wholesale distribution business of Metrastock, Ltd. ("Metrastock") for approximately $1.2 million. Metrastock is a U.K. book distributor of specialty books to the garden center, craft and gift shop markets. The acquisition has been accounted for as a purchase and, accordingly, the assets acquired and the liabilities assumed from Metrastock have been recorded in the accompanying consolidated balance sheet as of March 31, 1999 at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $643,000 is being amortized over 25 years. The operating results of Metrastock have not been included in the accompanying consolidated statement of income and comprehensive income for the year ended March 31, 1999, as the amounts are not material and it is the Company's policy to include the operating results of its foreign subsidiaries as of February 28. The operating results will be included in the consolidated statements of income and comprehensive income in future periods.

AURA BOOKS, PLC

         In March 1998, the Company acquired the assets and assumed certain liabilities of the wholesale distribution business of Aura Books, PLC ("Aura") for approximately $6.8 million. Aura is a UK book distributor to non-traditional markets, in particular garden centers, gift shops, department stores and other specialty retail outlets. The acquisition has been accounted for as a purchase and, accordingly, the assets acquired and the liabilities assumed from Aura have been recorded in the accompanying consolidated balance sheet as of March 31, 1998 at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $5.8 million is being amortized over 25 years. The operating results of Aura have been included in the accompanying consolidated statement of income and comprehensive income for the fiscal year ended March 31, 1999.

         The following unaudited pro forma consolidated results of operations for the years ended March 31, 1998 and 1997 assume the Aura acquisition occurred as of April 1, 1996. The results of operations of Metrastock are not included as they are not considered material. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1997.

                                                           (Unaudited)
                                                         As of March 31,
                                             ---------------------------------------
                                                  1998                    1997
                                                  ----                    ----
                                              (In Thousands, Except Per Share Data)
Net Sales                                          $ 458,037           $ 405,270
Net Income                                             9,452               6,515
Net Income Per Share:
Basic                                              $    1.13            $    .79
Diluted                                            $    1.11            $    .76

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                FISCAL QUARTERS (YEARS ENDED MARCH 31,)
                                                                ---------------------------------------
                                                         1ST              2ND              3RD               4TH
-------------------------------------------------------------------------------------------------------------------
                                                                 (In Thousands, Except Per Share Data)
FISCAL 1999
Net Sales                                             $ 96,810         $ 116,054        $ 168,183         $ 120,024
Cost of Sales                                           84,929           102,804          145,749           106,566
Net Income                                               1,651             2,310            6,843             1,709
Net Income Per Share:
          Basic                                       $    .20         $     .27        $     .81         $     .20
          Diluted                                     $    .19         $     .26        $     .79         $     .20

Weighted Average Shares Used in Calculation:
          Basic                                          8,420             8,445            8,460             8,485
          Diluted                                        8,729             8,680            8,690             8,761
-------------------------------------------------------------------------------------------------------------------
FISCAL 1998
Net Sales                                             $ 82,080         $  99,806        $ 150,522         $ 104,191
Cost of Sales                                           72,378            89,709          135,000            92,926
Net Income                                               1,415             1,893            4,563             1,278
Net Income Per Share:
          Basic                                       $    .17         $     .23        $     .55         $     .15
          Diluted                                     $    .17         $     .22        $     .53         $     .15

Weighted Average Shares Used in Calculation:
          Basic                                          8,277             8,315            8,365             8,397
          Diluted                                        8,546             8,508            8,593             8,652
-------------------------------------------------------------------------------------------------------------------
FISCAL 1997
Net Sales                                             $ 97,797         $  87,939        $ 112,965         $  86,950
Cost of Sales                                           88,612            78,758          101,508            78,399
Net Income                                               1,227             1,699            2,866               664
Net Income Per Share:
          Basic                                       $    .15         $     .21        $     .35         $     .08
          Diluted                                     $    .14         $     .20        $     .34         $     .08

Weighted Average Shares Used in Calculation:
          Basic                                          8,202             8,207            8,222             8,252
          Diluted                                        8,619             8,573            8,538             8,406
-------------------------------------------------------------------------------------------------------------------

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NOT APPLICABLE

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Part III, Items 10, 11, 12, and 13, is hereby incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management," "Management," "Executive Compensation - Summary of Cash and Other Compensation," "- Option Grants" and "- Option Exercises and Holdings," "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on June 21, 1999.

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

                  10.4     Employee Stock Purchase Plan (5)

                  21.0     Subsidiaries of the Registrant

                  23.1     Consent of Arthur Andersen LLP

                  27.0     Financial Data Schedule

         (d)      The required financial statement schedules are listed on the Index to Schedule to Consolidated Financial
                  Statements included herein.

-------------------------------------------------------------------------------
         (1) Incorporated by reference to Registrant's Report on Form 8-K (File No. 0-16002) for July 25, 1991, as filed on October 18, 1991.

         (2) Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 0-16002) for the fiscal year ended March 31, 1992, as filed on June 26, 1992.

         (3) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 33-14596) filed on May 28, 1987.

         (4) Incorporated by reference to Registrant's Registration Statements on Form S-8 (File No. 333-01155) filed on February 22, 1996 and (File No. 333-59343) filed on July 17, 1998.

         (5) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-59341) filed on July 17, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANCED MARKETING SERVICES, INC.

Date:    June 25, 1999           By:      /S/ CHARLES C. TILLINGHAST, III
                                          -------------------------------------
                                          Charles C. Tillinghast, III
                                          Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    June 25, 1999           By:      /S/ CHARLES C. TILLINGHAST, III
                                          -------------------------------------
                                          Charles C. Tillinghast, III
                                          Chairman of the Board and Director

Date:    June 25, 1999           By:      /S/ MICHAEL M. NICITA
                                          -------------------------------------
                                          Michael M. Nicita
                                          Chief Executive Officer and Director
                                          (Principal Executive)

Date:    June 25, 1999           By:      /S/ EDWARD J. LEONARD
                                          -------------------------------------
                                          Edward J. Leonard
                                          Chief Financial Officer and Executive
                                          Vice President-Finance

Date:    June 25, 1999           By:      /S/ LOREN C. PAULSEN
                                          -------------------------------------
                                          Loren C. Paulsen
                                          Director

Date:    June 25, 1999           By:      /S/ JAMES A. LEIDICH
                                          -------------------------------------
                                          James A. Leidich
                                          Director

Date:    June 25, 1999           By:      /S/ E. WILLIAM SWANSON, JR.
                                          -------------------------------------
                                          E. William Swanson, Jr.
                                          Director

Date:    June 25, 1999           By:      /S/ TRYGVE E. MYHREN
                                          -------------------------------------
                                          Trygve E. Myhren
                                          Director

Date:    June 25, 1999           By:      /S/ LYNN S. DAWSON
                                          -------------------------------------
                                          Lynn S. Dawson
                                          Director

Date:    June 25, 1999           By:      /S/ ROBERT F. BARTLETT
                                          -------------------------------------
                                          Robert F. Bartlett
                                          Director

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

                                  SCHEDULE II

                        ADVANCED MARKETING SERVICES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)


                                           Balance at       Additions                      Balance at
                                           Beginning         Charged                         End of
                                           of Period        to Income        Deductions      Period
---------------------------------------------------------------------------------------------------------
1997
----
Allowance for
   uncollectible accounts
   and sales returns                        $ 4,173          $   989          $ 1,380       $ 3,782
                                            -------          -------          -------       -------
                                            -------          -------          -------       -------
Reserve for
   markdown of
   inventory                                $ 5,887          $ 2,983          $ 3,187       $ 5,683
                                            -------          -------          -------       -------
                                            -------          -------          -------       -------
---------------------------------------------------------------------------------------------------------
1998
----
Allowance for
   uncollectible accounts
   and sales returns                        $ 3,782          $   765          $   535       $ 4,012
                                            -------          -------          -------       -------
                                            -------          -------          -------       -------
Reserve for
   markdown of
   inventory                                $ 5,683          $ 4,611          $ 3,465       $ 6,829
                                            -------          -------          -------       -------
                                            -------          -------          -------       -------
---------------------------------------------------------------------------------------------------------
1999
----
Allowance for
   uncollectible accounts
   and sales returns                        $ 4,012          $  209           $  547        $ 3,674
                                            -------          -------          -------       -------
                                            -------          -------          -------       -------
Reserve for
   markdown of
   inventory                                $ 6,829          $ 4,714          $ 3,642       $ 7,901
                                            -------          -------          -------       -------
                                            -------          -------          -------       -------
---------------------------------------------------------------------------------------------------------