Form 10-Q
period 1999-07-03
ADVANCED MARKETING SERVICES INC
filed 1999-08-10
CIK 814580

------------------------
1ST QUARTER
FISCAL 2000
 FORM 10-Q
------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 3, 1999

                         Commission File Number: 0-16002

                        ADVANCED MARKETING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 95-3768341
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                               5880 OBERLIN DRIVE
                           SAN DIEGO, CALIFORNIA 92121
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (858) 457-2500
              (Registrant's telephone number, including area code)

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

The number of shares of the Registrant's Common Stock outstanding as of July 30, 1999 was 8,538,863

                        ADVANCED MARKETING SERVICES, INC.

                               INDEX TO FORM 10-Q
                                  July 3, 1999

                                                                                                  Page
                                                                                                  ----
                                     PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited).....................................................3

         Consolidated Statements of Income and Comprehensive Income (Unaudited)......................4

         Consolidated Statements of Cash Flows (Unaudited)...........................................5

         Notes to Consolidated Financial Statements (Unaudited)....................................6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS......................................................10-12


                                      PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ..........................................................................13

ITEM 2 - CHANGES IN SECURITIES ......................................................................13

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ............................................................13

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................13

ITEM 5 - OTHER INFORMATION...........................................................................13

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K............................................................13

SIGNATURES...........................................................................................13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

                        ADVANCED MARKETING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                JULY 3,     MARCH 31,    JUNE 27,
                                                                                                 1999         1999         1998
                                                                                              ----------   ----------   -----------
ASSETS                                                                                        (UNAUDITED)     (NOTE)    (UNAUDITED)
CURRENT ASSETS:
Cash and Cash Equivalents                                                                     $  24,969    $  27,189    $  16,997
Investments, Available-For-Sale                                                                   5,140        4,653       13,805
Accounts Receivable - Trade, Net of Allowances for Uncollectible Accounts
   and Sales Returns of $3,803 at July 3, 1999, $3,674 at March 31, 1999
   and $3,720 at June 27, 1998                                                                   82,032       74,179       58,230
Vendor and Other Receivables                                                                      3,530        3,739        4,009
Inventories, Net                                                                                110,362      106,060       91,624
Deferred Income Taxes                                                                             6,026        5,997        4,937
Prepaid Expenses                                                                                  1,944        1,459        1,445
                                                                                              ---------    ---------    ---------
TOTAL CURRENT ASSETS                                                                            234,003      223,276      191,047
                                                                                              ---------    ---------    ---------

PROPERTY AND EQUIPMENT, AT COST                                                                  16,675       15,311       12,387
Less: Accumulated Depreciation and Amortization                                                   9,232        8,721        6,861
                                                                                              ---------    ---------    ---------
Net Property And Equipment                                                                        7,443        6,590        5,526
                                                                                              ---------    ---------    ---------
Investments, Available-For-Sale                                                                   1,484        1,214           --
Goodwill and Other Assets                                                                         7,741        7,316        6,806
                                                                                              ---------    ---------    ---------
TOTAL ASSETS                                                                                  $ 250,671    $ 238,396    $ 203,379
                                                                                              =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                                              $ 157,999    $ 146,972    $ 125,910
Accrued Liabilities                                                                               7,336       10,033        6,657
Income Taxes Payable                                                                              2,278          989        1,374
                                                                                              ---------    ---------    ---------
TOTAL CURRENT LIABILITIES                                                                       167,613      157,994      133,941
                                                                                              ---------    ---------    ---------
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, Authorized 20,000,000 Shares, Issued
   9,611,000 Shares at July 3, 1999, 9,572,000 Shares at March 31, 1999
   and 9,515,000 Shares at June 27, 1998                                                             10            8            8
Additional Paid In Capital                                                                       28,132       27,765       27,274
Retained Earnings                                                                                56,966       54,664       44,229
Unrealized Gain on Investments                                                                        2            7           53
Foreign Currency Translation Adjustment                                                              68           78           (6)
Less: Treasury Stock, 1,076,000 shares, at Cost                                                  (2,120)      (2,120)      (2,120)
                                                                                              ---------    ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                                       83,058       80,402       69,438
                                                                                              ---------    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 250,671    $ 238,396    $ 203,379
                                                                                              =========    =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.
NOTE: THE BALANCE SHEET AT MARCH 31, 1999 HAS BEEN DERIVED FROM THE AUDITED
FINANCIAL STATEMENTS AT THAT DATE, BUT DOES NOT INCLUDE ALL OF THE INFORMATION
AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE
FINANCIAL STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                  THREE MONTHS ENDED
                                                                                                ----------------------
                                                                                                 JULY 3,      JUNE 27,
                                                                                                  1999          1998
                                                                                                --------      --------
NET SALES                                                                                        $130,782     $ 96,810

    Cost of Goods Sold                                                                            115,139       84,929
                                                                                                ---------     --------
GROSS PROFIT                                                                                       15,643       11,881

    Distribution and Administrative Expenses                                                       11,928        9,488
                                                                                                ---------     --------
INCOME FROM OPERATIONS                                                                              3,715        2,393

    Interest and Dividend Income, Net                                                                 371          314
                                                                                                ---------     --------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                            4,086        2,707

    Provision for Income Taxes                                                                      1,614        1,056
                                                                                                ---------     --------
NET INCOME                                                                                      $   2,472     $  1,651
                                                                                                ---------     --------

COMPONENTS OF COMPREHENSIVE INCOME:

    Foreign Currency Translation Adjustments                                                          (10)           3

    Unrealized Gain (Loss) on Investments                                                              (5)          45
                                                                                                ---------     --------
COMPREHENSIVE INCOME                                                                            $   2,457     $  1,699
                                                                                                =========     ========

NET INCOME PER  SHARE:

    Basic                                                                                       $     .29     $    .20
                                                                                                =========     ========
    Diluted                                                                                     $     .28     $    .19
                                                                                                =========     ========

WEIGHTED AVERAGE SHARES USED IN CALCULATION:

    Basic                                                                                           8,514        8,420
                                                                                                =========     ========
    Diluted                                                                                         8,800        8,729
                                                                                                =========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                                                                  THREE MONTHS ENDED
                                                                                                ----------------------
                                                                                                  JULY 3,     JUNE 27,
                                                                                                   1999          1998
                                                                                                 --------     --------
OPERATING ACTIVITIES:
 Net Income                                                                                      $  2,472     $  1,651
 Adjustments to Reconcile Net Income to Net Cash Used in
    Operating Activities:
 Depreciation and Amortization                                                                        601          519
 Provision for Uncollectible Accounts and Sales Returns                                               346          289
 Provision for Markdown of Inventory                                                                  551        1,147
 Deferred Income Taxes                                                                                (29)         (15)
 Changes in Assets And Liabilities:
        (Increase) Decrease in Accounts Receivable - Trade                                         (8,301)       3,295
        (Increase) Decrease in Vendor and Other Receivables                                           203       (1,540)
        (Increase) Decrease in Inventories                                                         (4,923)       6,771
        (Increase) in Other Assets                                                                   (910)        (174)
        Increase (Decrease) in Accounts Payable                                                    11,198      (16,521)
        (Decrease) in Accrued Liabilities                                                          (2,693)      (1,478)
        Increase in Income Taxes Payable                                                            1,290          987
                                                                                                ---------    ---------
Net Cash Used In Operating Activities                                                                (195)      (5,069)
                                                                                                ---------    ---------

INVESTING ACTIVITIES:
 Purchase of Property and Equipment, Net                                                           (1,452)      (1,115)
 Purchase of Investments, Available-For-Sale                                                       (1,830)     (17,631)
 Sale and Redemption of Investments, Available for Sale                                             1,068       11,939
                                                                                                ---------    ---------
 Net Cash Used In Investing Activities                                                             (2,214)      (6,807)
                                                                                                ---------    ---------

FINANCING ACTIVITIES:
 Proceeds from Exercise of Options and Related Tax Benefits                                           369          131
 Dividends Paid                                                                                      (170)        (140)
                                                                                                ---------    ---------
 Net Cash Provided by (Used In) Financing Activities                                                  199           (9)
                                                                                                ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                               (10)        (100)
                                                                                                ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (2,220)     (11,985)

CASH AND CASH EQUIVALENTS, Beginning of Period                                                     27,189       28,982
                                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, End of Period                                                         $ 24,969     $ 16,997
                                                                                                =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements presented herein as of and for the three months ended July 3, 1999 and June 27, 1998 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

The results of operations for the three month period ended July 3, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

The first quarter of the current fiscal year included an additional four days of net sales compared to the first quarter of the prior fiscal year (See Management's Discussion and Analysis of Financial Condition in Item 2 of this Form 10-Q).

3. INVESTMENTS, AVAILABLE-FOR-SALE

"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at July 3, 1999, March 31, 1999 and June 27, 1998 are as follows (in thousands):


                                                                                       July 3, 1999
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of The U.S.
  And Political Subdivisions of The States                      $   6,622      $       10      $        8       $   6,624
                                                                =========      ==========      ==========       =========


                                                                                     March 31, 1999
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of The U.S.
  And Political Subdivisions of The States                      $   5,860      $       10      $        3       $   5,867
                                                                =========      ==========      ==========       =========


                                                                                    June 27, 1998
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of The U.S.
  And Political Subdivisions of The States                      $  13,752      $      53       $       --       $  13,805
                                                                =========      ==========      ==========       =========

As of July 3, 1999, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $5,140,000 are scheduled to mature within one year and approximately $1,484,000 are scheduled to mature within two years. Proceeds from the sale of investments aggregated $1,060,000 for the quarter ended July 3, 1999. There was a gain of approximately $4,000 realized on these sales. Proceeds from the sale of investments during the same period of the previous year totaled approximately $5,865,000 on which a net gain of approximately $3,000 was realized. The Company uses the specific identification method in determining cost on these investments. The net decrease in unrealized gain on investments was approximately $5,000 for the quarter ended July 3, 1999. The net increase in unrealized gain on investments for the quarter ended June 27, 1998 was approximately $45,000.

4. SALES RETURNS

In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $2,433,000 as of July 3, 1999, $2,302,000 as of March 31, 1999 and $2,186,000 as of June 27, 1998 for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions.

5. INVENTORIES

Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT

The Company had available at July 3, 1999 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of July 3, 1999, March 31, 1999 and June 27, 1998, there were no outstanding borrowings on the Company's line of credit.

7. INCOME TAXES

The Company provides currently for taxes on income regardless of when such taxes are payable in accordance with SFAS No, 109 "Accounting for Income Taxes". Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the three months ended July 3, 1999 totaled $128,535. Income taxes paid during the same period of the previous year totaled $85,875.

8. PER SHARE INFORMATION

Basic earnings per share information is based on the weighted average number of common shares and diluted earnings per share includes potentially dilutive securities outstanding during the periods. The effects of all anti-dilutive securities are excluded from the calculation of earnings per share. The Company's only potentially dilutive securities are stock options.

On January 21, 1999, the Board of Directors approved the declaration of a three for two stock split. Accordingly, all references to shares and earnings per share amounts have been restated to reflect the stock split.

         The following financial data summarizes information relating to the per share computations (in thousands, except per share data)


                                                                                     Period Ended
                                                                     ------------------------------------------
                                                                        July 3, 1999           June 27, 1998
Net Income                                                              $      2,472           $       1,651
                                                                        ============           =============
Weighted Average Common Shares Outstanding                                     8,514                   8,420
Basic Earnings Per Share                                                $        .29           $         .20
                                                                        ============           =============
Weighted Average Common Shares Outstanding                                     8,514                   8,420
Dilutive Common Stock Options                                                    286                     309
                                                                        ------------           -------------
Total Diluted Weighted Average Common Shares                                   8,800                   8,729
                                                                        ------------           -------------
Diluted Earnings Per Share                                              $        .28           $         .19
                                                                        ============           =============

9. COMPREHENSIVE INCOME

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

10. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which, based on the management approach to segment reporting, establishes requirements to report entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenue. The Company adopted SFAS No. 131 for its fiscal year ended March 31, 1999. The Company operates in one industry segment and in several geographic regions.
         Net sales by geographic region are as follows (in thousands):

                                                                       Three Months Ended
                                                          ------------------------------------------
                                                             July 3, 1999           June 27, 1998
United States                                                $    121,855           $      89,570
United Kingdom                                                      8,049                   6,522
Mexico                                                                878                     718
                                                             ------------            --------------
                                                             $    130,782                $ 96,810
                                                             ============           =============


         Net identifiable assets of the Company's operations in different geographic areas are as follows (in thousands):

                                                               As of
                                --------------------------------------------------------------------
                                   July 3, 1999            March 31, 1999           June 27, 1998
United States                      $    225,977            $      217,584           $     183,027
United Kingdom                           22,217                    19,066                  18,047
Mexico                                    2,477                     1,746                   2,305
                                   ------------            --------------           -------------
                                   $    250,671            $      238,396           $     203,379
                                   ============            ==============           =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 3, 1999 AND JUNE 27, 1998:

During the three months ended July 3, 1999, the Company reported net income of $2,472,000, or $.28 per diluted share, compared with net income of $1,651,000, or $.19 per diluted share, for the first three months of the prior fiscal year.

Net sales for the three months ended July 3, 1999 increased 35 percent to $130,782,000 from $96,810,000 for the comparable period last year. The first three months of fiscal 2000 included an additional four days in net sales as compared to fiscal 1999, which accounted for approximately $7.5 million of net sales. If the additional four days were excluded, the increase in net sales would have been 27 percent from the comparable period last year. The growth in first quarter net sales can be attributed to strong increases in product shipments to core customers, and, to a lesser extent, sales to new customers and improved performance by the Company's international subsidiaries. Customer return rates increased to 24 percent in the first quarter of fiscal 2000 from 22 percent for the corresponding quarter last year due to realignment of inventory levels at key customers.

During the first three months of fiscal 2000, gross profit increased 32 percent to $15,643,00 from $11,881,000 in the first three months of the previous fiscal year. Gross profit as a percentage of net sales decreased to
12.0 percent from 12.3 percent in the same period in the last fiscal year. This decrease was primarily due to increased sales volume in the best seller and mass market categories, which typically achieve lower margins.

Distribution and administrative expenses for the three months ended July 3, 1999 increased 26 percent to $11,928,000 and represented 9.1 percent of net sales compared to $9,488,000, or 9.8 percent of net sales, in the same period of the previous year. Increases in distribution and administrative expenses, primarily those associated with broadening the Company's domestic and international customer base, were more than offset by increased sales volume.

Interest and dividend income increased to $371,000 in the first three months of fiscal 2000 from $314,000 in the same period of the previous fiscal year as a result of higher cash balances.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the three months ended July 3, 1999, $195,000 of cash was used in operating activities. Net cash used in operating activities in the same period of the prior fiscal year was $5,069,000. The Company's cash and investments at July 3, 1999 increased by $791,000 compared to June 27, 1998 primarily due to an increase in accounts payable, offset by an increase in accounts receivable and net investment in inventories. Trade accounts receivable increased $23,802,000 compared to June 27, 1998 and $7,853 compared to March 31, 1999 primarily as a result of increased net sales. Inventories at July 3, 1999 increased by $18,738,000 compared to June 27, 1998 and $4,302,000 compared to March 31, 1999 primarily to support sales growth and further development of specialty retailer distribution programs as well as the timing of returns to publishers of certain titles. This increase was more than offset by an increase in accounts payable of $32,089,000 compared to June 27, 1998 and $11,027,000 compared to March 31, 1999.

Working capital was $66,390,000 as of July 3, 1999, which increased from the March 31, 1999 level of $65,282,000 and from the June 27, 1998 balance of $57,106,000. The increases compared to March 31, 1999 and June 27, 1998 were primarily a result of net operating income.

The Company had available at July 3, 1999 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of July 3, 1999, March 31, 1999 and June 27, 1998, there were no outstanding borrowings on the line of credit.

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

C. COMPUTER OPERATIONS AND THE YEAR 2000

         During fiscal 1998 and fiscal 1999, the Company developed a plan to address anticipated Year 2000 issues in connection with its data processing and other activities, including non-information technology based systems. The cost for review, analysis, modification and testing of existing computer programs for both internal and external software approximated $650,000 and was expensed as incurred. Due to the fact that the Company has primarily employed outside consultants for Year 2000 related work, there has not been any deferral of other information technology related projects, nor has there been a requirement to hire additional personnel solely for Year 2000 compliance issues.
         The Company completed the remediation portion of the Year 2000 project and began its internal testing phase in the fourth quarter of fiscal 1999. It is expected that the final testing phase of the Year 2000 project will be completed by August 1999. Although there can be no assurances, management believes that the Year 2000 Project, including a documented contingency plan, will be completed by September 1999.
         In contemplation of the possibility that the Company's vendors and customers may experience Year 2000 related difficulties that may affect the Company's operations, a committee of information technology and other departmental managers has been formed to consider and develop a contingency plan. This committee began its development of a contingency plan in the fourth quarter of fiscal 1999, and it is expected that the documentation of such a plan will be completed in the second quarter of fiscal 2000. Although, based on a review of its data processing, operating, and other computer-based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, there can be no assurance in that regard.
    The failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain normal activities or operations. Such interruptions or failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because there is general uncertainty about the Year 2000 problem, including uncertainty about the Year 2000 readiness of suppliers and customers, it is not possible to predict whether Year 2000 problems will occur or what the consequences such problems will have on results of operations, liquidity, or financial condition. However, the Company's plan to address Year 2000 issues is intended to minimize, to the extent feasible, the possibility of interruptions of normal operations. There can, however, be no assurance that the Company will be successful in doing so.

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

The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, the Company's concentration of sales and credit risk with two customers, the Company's ability to impact customer return rates, continued successful results from the VMI program, currency and other risks related to foreign operations, the Company's expansion plans, the results of financing efforts, risks and uncertainties associated with the failure of the Company or its suppliers or customers to be Year 2000 compliant with regard to computer and other systems, and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results during fiscal 2000 and beyond and cause such results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

PART II.  OTHER INFORMATION

ITEMS 1-3.  NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders was held on July 22, 1999. Robert F. Bartlett (7,648,557 votes for; 2,500 abstain/withheld), Lynn S. Dawson (7,648,557 votes for; 2,500 abstain/withheld) and Trygve E. Myhren (7,648,557 votes for; 2,500 abstain/withheld) were elected as Class C directors to serve a three-year term, and will serve until their respective successors are elected and qualified.

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are included herein or incorporated by
         reference:          (27.0) Financial Data Schedule

(b)      No reports on Form 8-K were filed for the three months ended
         July 3, 1999.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ADVANCED MARKETING SERVICES, INC.
                                  REGISTRANT

August 9, 1999                    By: /s/ Michael M. Nicita
--------------                        ------------------------------------
   Date                               Michael M. Nicita
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)


August 9, 1999                    By: /s/ Edward J. Leonard
---------------                       ------------------------------------
    Date                              Edward J. Leonard
                                      Chief Financial Officer
                                      Executive Vice President-Finance
                                      (Principal Financial and
                                       Accounting Officer)