Form 10-Q
period 1999-10-02
ADVANCED MARKETING SERVICES INC
filed 1999-11-12
CIK 814580

------------------------
      2ND QUARTER
      FISCAL 2000
       FORM 10-Q

------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED OCTOBER 2, 1999

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
      The number of shares of the Registrant's Common Stock outstanding as of October 1, 1999 was 8,630,163.

                                  ADVANCED MARKETING SERVICES, INC.

                                       INDEX TO FORM 10-Q
                                        October 2, 1999

                                                                                      PAGE
                                                                                      ----
                            PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets (Unaudited)............................................3

     Consolidated Statements of Income and Comprehensive Income (Unaudited) ............4

     Consolidated Statements of Cash Flows (Unaudited)..................................5

     Notes to Consolidated Financial Statements (Unaudited).........................6 - 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.......................................10 - 13

                            PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ............................................................14

ITEM 2 - CHANGES IN SECURITIES ........................................................14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ..............................................14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................14

ITEM 5 - OTHER INFORMATION.............................................................14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................14

SIGNATURES.............................................................................14


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

                                       ADVANCED MARKETING SERVICES, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             OCTOBER 2,        MARCH 31,        SEPTEMBER 26,
                                                                                1999              1999             1998
                                                                            ------------      -----------      -------------
                                                                            (UNAUDITED)         (NOTE)          (UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash And Cash Equivalents                                                     $ 33,164          $ 27,189          $ 17,396
Investments, Available-For-Sale                                                  9,565             4,653             7,218
Accounts Receivable - Trade, Net of Allowances for Uncollectible
 Accounts and Sales Returns of $3,399 at  October 2, 1999,
 $3,674 at March 31, 1999 and $3,288 at  September 26, 1998                     89,908            74,179            70,749
Vendor and Other Receivables                                                     2,137             3,739             4,610
Inventories, Net                                                               141,145           106,060           126,462
Deferred Income Taxes                                                            6,310             5,997             5,255
Prepaid Expenses                                                                 2,127             1,459             1,356
                                                                              --------          --------          --------
TOTAL CURRENT ASSETS                                                           284,356           223,276           233,046
                                                                              --------          --------          --------

PROPERTY AND EQUIPMENT, AT COST                                                 17,271            15,311            12,839
Less: Accumulated Depreciation and Amortization                                  9,203             8,721             7,238
                                                                              --------          --------          --------
Net Property And Equipment                                                       8,068             6,590             5,601
                                                                              --------          --------          --------
Investments, Available-For-Sale                                                     17             1,214             2,130
Goodwill, Net and Other Assets                                                   8,526             7,316             6,913
                                                                              --------          --------          --------
TOTAL ASSETS                                                                  $300,967          $238,396          $247,690
                                                                              ========          ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

Accounts Payable                                                             $ 203,189          $146,972          $163,667
Accrued Liabilities                                                              9,456            10,033            10,593
Income Taxes Payable                                                             1,539               989             1,445
                                                                              --------          --------          --------
TOTAL CURRENT LIABILITIES                                                      214,184           157,994           175,705
                                                                              --------          --------          --------
STOCKHOLDERS' EQUITY:

Common Stock, $.001 Par Value, Authorized 20,000,000 Shares,
 Issued 9,706,000 Shares at October 2, 1999, 9,572,000 Shares at
 March 31, 1999 and 9,525,000 Shares at September 26, 1998                          10                 8                 8
Additional Paid In Capital                                                      29,048            27,765            27,346
Retained Earnings                                                               59,810            54,664            46,398
Unrealized Gain (Loss) on Investments                                               (2)                7                83
Foreign Currency Translation Adjustment                                             37                78               270
Less: Treasury Stock, 1,076,000 shares, at Cost                                 (2,120)           (2,120)           (2,120)
                                                                              --------          --------          --------
TOTAL STOCKHOLDERS' EQUITY                                                      86,783            80,402            71,985
                                                                              --------          --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $300,967          $238,396          $247,690
                                                                              ========          ========          ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

NOTE: THE BALANCE SHEET AT MARCH 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE, BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                                  ADVANCED MARKETING SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   ---------------------------    ---------------------------
                                                   OCTOBER 2,   SEPTEMBER  26,    OCTOBER 2,     SEPTEMBER 26
                                                     1999          1998             1999           1998
                                                     ----          ----             ----           ----
NET SALES                                           $145,238      $116,054        $276,020         $212,864
    Cost of Goods Sold                               128,622       102,804         243,761          187,733
                                                    --------      --------        --------         --------
GROSS PROFIT                                          16,616        13,250          32,259           25,131
    Distribution and Administrative Expenses          11,957         9,652          23,885           19,140
                                                    --------      --------        --------         --------

INCOME FROM OPERATIONS                                 4,659         3,598           8,374            5,991
    Interest and Dividend Income, Net                    326           147             697              461
                                                    --------      --------        --------         --------
INCOME BEFORE PROVISION FOR INCOME TAXES               4,985         3,745           9,071            6,452
    Provision for Income Taxes                         1,969         1,435           3,583            2,491
                                                    --------      --------        --------         --------
NET INCOME                                          $  3,016      $  2,310        $  5,488         $  3,961
                                                    ========      ========        ========         ========

COMPONENTS OF COMPREHENSIVE INCOME:
    Foreign Currency Translation Adjustments             (31)          276             (41)             279
    Unrealized Gain (Loss) on Investments                 (4)           30              (9)              75
                                                    --------      --------        --------         --------
COMPREHENSIVE INCOME                                $  2,981      $  2,616        $  5,438         $  4,315
                                                    ========      ========        ========         ========
NET INCOME PER  SHARE:

    Basic                                           $    .35      $    .27        $    .64         $    .47
                                                    ========      ========        ========         ========
    Diluted                                         $    .34      $    .26        $    .62         $    .45
                                                    ========      ========        ========         ========
WEIGHTED AVERAGE SHARES USED IN CALCULATION:

    Basic                                              8,588         8,445           8,551            8,432
                                                    ========      ========        ========         ========
    Diluted                                            8,899         8,680           8,853            8,684
                                                    ========      ========        ========         ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                                  ADVANCED MARKETING SERVICES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                          --------------------------------
                                                                           OCTOBER 2,         SEPTEMBER 26,
                                                                             1999                 1998
                                                                          ----------          -------------
OPERATING ACTIVITIES:
 Net Income                                                               $  5,488            $  3,961
 Adjustments to Reconcile Net Income to Net Cash Provided by
  (Used in) Operating Activities:
 Depreciation and Amortization                                               1,254               1,059
 Provision for Uncollectible Accounts and Sales Returns                        (57)               (522)
 Provision for Markdown of Inventory                                         1,603               2,708
 Deferred Income Taxes                                                        (313)               (333)
 Changes in Assets And Liabilities:

    (Increase) in Accounts Receivable - Trade                              (16,433)             (6,458)
    (Increase) Decrease in Vendor and Other Receivables                      1,571              (2,254)
    (Increase) in Inventories                                              (37,177)            (31,539)
    (Increase) in Other Assets                                              (1,878)               (192)
    Increase in Accounts Payable                                            57,407              21,551
    Increase (Decrease) in Accrued Liabilities                                (547)              2,464
    Increase in Income Taxes Payable                                           515                 923
                                                                          --------            --------
  Net Cash Provided by (Used In) Operating Activities                       11,433              (8,632)
                                                                          --------            --------
INVESTING ACTIVITIES:
 Purchase of Property and Equipment, Net                                    (2,754)             (1,734)
 Purchase of Investments, Available-For-Sale                               (17,349)            (28,606)
 Sale and Redemption of Investments, Available-For-Sale                     13,625              27,401
                                                                          --------            --------
Net Cash Used In Investing Activities                                       (6,478)             (2,939)
                                                                          --------            --------
FINANCING ACTIVITIES:
 Proceeds from Exercise of Options and Related Tax Benefits                  1,285                 203
 Dividends Paid                                                               (342)               (281)
                                                                          --------            --------
Net Cash Provided by (Used In) Financing Activities                            943                 (78)
                                                                          --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         77                  63
                                                                          --------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         5,975             (11,586)

CASH AND CASH EQUIVALENTS, Beginning of Period                              27,189              28,982
                                                                          --------            --------
CASH AND CASH EQUIVALENTS, End of Period                                  $ 33,164            $ 17,396
                                                                          ========            ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION
The consolidated financial statements presented herein as of and for three and six months ended October 2, 1999 and September 26, 1998 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

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

The results of operations for the three and six month periods ended October 2, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

3. INVESTMENTS, AVAILABLE-FOR-SALE
"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at October 2, 1999, March 31, 1999 and September 26, 1998 are as follows (in thousands):

                                                                                   October 2,  1999
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                               Unrealized      Unrealized            Fair
                                                           Amortized Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of The U.S.
  And Political Subdivisions of the States                        $ 9,584         $   --           $    2       $ 9,582
                                                                  -------         ------           ------       -------
                                                                  -------         ------           ------       -------
                                                                                     March 31, 1999
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                               Unrealized      Unrealized            Fair
                                                           Amortized Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of The U.S.
  And Political Subdivisions of the States                        $ 5,860         $   10           $    3       $ 5,867
                                                                  -------         ------           ------       -------
                                                                  -------         ------           ------       -------

                                                                                   September 26, 1998
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                               Unrealized      Unrealized            Fair
                                                           Amortized Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of The U.S.
  And Political Subdivisions of the States                        $ 9,265         $   83           $   --       $ 9,348
                                                                  -------         ------           ------       -------
                                                                  -------         ------           ------       -------

As of October 2, 1999, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $9,565,000 are scheduled to mature within one year.

Proceeds from the sale of investments aggregated $2,028,000 for the quarter ended October 2, 1999. There was no gain or loss realized on these sales. Proceeds from the sale of investments during the same period of the previous year totaled approximately $2,412,000 on which a net loss of approximately $2,000 was realized. The Company uses the specific identification method in determining cost on these investments. The net increase in unrealized losses on investments was approximately $9,000 for the quarter ended October 2, 1999. The net increase in unrealized gain on investments for the quarter ended September 26, 1998 was approximately $30,000.

4. SALES RETURNS
In accordance with industry practice, a significant portion of the Company's products are sold to customers with the right of return. The Company has provided allowances of $2,056,000 as of October 2, 1999, $2,302,000 as of March 31, 1999 and $1,875,000 as of September 26, 1998 for the gross profit effect of estimated future sales returns.

5. INVENTORIES
Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT
The Company had available at October 2, 1999 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of October 2, 1999, March 31, 1999 and September 26, 1998, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES
The Company provides currently for taxes on income regardless of when such taxes are payable in accordance with SFAS No, 109 "Accounting for Income Taxes". Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the six months ended October 2, 1999 totaled $2,662,000. Income taxes paid during the same period of the previous year totaled $1,666,000.

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

         The following financial data summarizes information relating to the per share computations (in thousands, except per share data)

                                                          Three Months Ended                  Six Months Ended
                                                 ---------------------------------------------------------------------
                                                      Oct 2,           Sept 26,           Oct 2,            Sept 26,
                                                       1999              1998              1999               1998
Net Income                                           $3,016             $2,310            $5,488             $3,961
                                                    -------            -------           -------            -------
                                                    -------            -------           -------            -------
Weighted Average Common Shares Outstanding            8,588              8,445             8,551              8,432
 Basic Earnings Per Share                            $  .35                .27            $  .64             $  .47
                                                    -------            -------           -------            -------
                                                    -------            -------           -------            -------
Weighted Average Common Shares Outstanding            8,588              8,445             8,551              8,432
Dilutive Common Stock Options                           311                235               302                252
                                                    -------            -------           -------            -------
Total Diluted Weighted Average Common Shares          8,899              8,680             8,853              8,684
                                                    -------            -------           -------            -------
Diluted Earnings Per Share                           $  .34                .26            $  .62             $  .45
                                                    -------            -------           -------            -------
                                                    -------            -------           -------            -------

9. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA
In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which, based on the management approach to segment reporting, establishes requirements to report entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenue. The Company adopted SFAS No. 131 for its fiscal year ended March 31, 1999. The Company operates in one industry segment and in several geographic regions.
         Net sales by geographic region are as follows (in thousands):

                          Three Months Ended             Six Months Ended
                     ---------------------------    ---------------------------
                     Oct 2, 1999   Sept 26, 1998    Oct 2, 1999   Sept 26, 1998
United States          $136,058       $109,469        $257,913       $199,037
United Kingdom            7,963          6,017          16,012         12,540
Mexico                    1,217            568           2,095          1,287
                       --------       --------        --------       --------
                       $145,238       $116,054        $276,020       $212,864
                       --------       --------        --------       --------
                       --------       --------        --------       --------

         Net identifiable assets of the Company's operations in different geographic areas are as follows (in thousands):

                                                                             As of
                                            -------------------------------------------------------------------------
                                                  Oct 2, 1999            March 31, 1999           Sept 26, 1998
United States                                      $ 275,070                $ 217,584                $ 227,491
United Kingdom                                        22,776                   19,066                   18,311
Mexico                                                 3,121                    1,746                    1,888
                                                 -----------             ------------             ------------
                                                   $ 300,967                $ 238,396                $ 247,690
                                                 -----------             ------------             ------------
                                                 -----------             ------------             ------------

10. MINORITY INTEREST

On September 17, 1999 the Company purchased 25% of the outstanding stock of Raincoast Book Distribution Limited, a Canadian book distributor, for approximately $848,000. In conjunction with the purchase, certain officers of Raincoast were granted 10-year warrants for the purchase of an aggregate of 21,000 shares of the Company's common stock at $21 per share; provided, however, that upon exercise of any warrants, the Company will not issue shares of common stock but rather will pay in cash an amount equal to the excess of the closing price for the common stock on the day prior to exercise over the exercise price. These rights expire after ten years from the transaction date. The minority interest purchased has been accounted for under the equity method and is included in Other Assets in the Company's consolidated financial statements. Consistent with the Company's current procedures in accounting for its international subsidiaries, the Company's share of net income or losses will be recorded one month in arrears. As a result, no income or loss from the Company's interest in Raincoast was included in the Company's Consolidated Statements of Income and Comprehensive Income for the fiscal quarter ended October 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED OCTOBER 2, 1999 AND SEPTEMBER 26, 1998:

During the three months ended October 2, 1999, our net income was $3,016,000, or $.34 per diluted share, compared with a net income of $2,310,000, or $.26 per diluted share, for the corresponding quarter of the previous fiscal year.

Net sales for the quarter ended October 2, 1999 increased 25 percent to $145,238,000 compared to $116,054,000 in the previous fiscal year's second quarter. The increase in quarterly net sales was primarily due to strong increases in product shipments within the juvenile, basic, and mass categories to core customers, as well as sales to new customers. In the second quarter of fiscal 2000, our customer return rate remained relatively comparable at 17% versus 16% for the corresponding quarter of the previous fiscal year.

During the quarter ended October 2, 1999, gross profit increased 25 percent to $16,616,000 from $13,250,000 in the second quarter of the previous fiscal year. Gross profit as a percentage of net sales remained at 11.4 percent, consistent with the same period last fiscal year. This consistency was achieved primarily through increased net sales in the juvenile and basic categories, offset in part by lower margins in the cookbook, gift, and computer book categories.

Distribution and administrative expenses for the quarter ended October 2, 1999 increased to $11,957,000 and represented 8.2 percent of net sales compared to $9,652,000, or 8.3 percent of net sales, in the same quarter of the previous fiscal year. While distribution and administrative expenses as a percent of sales decreased due to higher sales volume and contributions from our promotional activities, increases in absolute dollar amounts were primarily due to our continuing strategic goal to diversify the customer base.

Interest and dividend income increased to $326,000 in the second quarter of fiscal 2000 from $147,000 in the corresponding period of the previous fiscal year as a result of higher investment balances and a modest improvement in interest rates.

SIX MONTH PERIODS ENDED OCTOBER 2, 1999 AND SEPTEMBER 26, 1998:

During the six months ended October 2, 1999, our net income was $5,488,000, or $.62 per diluted share, compared with net income of $3,961,000, or $.45 per diluted share, for the first six months of the prior fiscal year.

Net sales for the first six months of fiscal 2000 increased 30 percent to $276,020,000 from $212,864,000 in the same period of the prior fiscal year. The first quarter of fiscal 2000 included an additional four days of net sales as compared to fiscal 1999, which accounted for approximately $7.5 million of net sales. If the additional four days were excluded, the increase in net sales would have been 26 percent from the comparable period last year. This increase was primarily due to increases in gross shipments to core customers, and to a lesser extent, increased sales from our international subsidiaries.

During the first six months of fiscal 2000, gross profit increased 28 percent to $32,259,000 from $25,131,000 in the first six months of the previous fiscal year. Gross profit as a percentage of net sales decreased to 11.7 percent from 11.8 percent in the same period in the previous fiscal year.
This decrease was primarily due to increased sales volume in the best seller and mass market categories, which typically achieve lower margins and, to a lesser extent, lower margins experienced in the juvenile and basic categories.

Distribution and administrative expenses for the six months ended October 2, 1999 increased 25 percent to $23,885,000 and represented 8.7 percent of net sales compared to $19,140,000, or 9.0 percent of net sales, in the same period of the previous fiscal year. While distribution and administrative expenses as a percent of sales decreased due to higher sales volume and contributions from our promotional activities, increases in absolute dollar amounts were primarily due to our continuing strategic goal to diversify the customer base.

Interest and dividend income increased to $697,000 in the six months ended October 2, 1999 from $461,000 in the corresponding period of the previous fiscal year as a result of higher yields within the investment portfolio.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended October 2, 1999, $11,433,000 of net cash was provided by operating activities, primarily due to net income, as well as increases in working capital components. Net cash used in operating activities in the same period of the prior year was $8,632,000. Our cash and investments at October 2, 1999 increased by $16,002,000 compared to September 26, 1998 primarily due to net income and an increase in accounts payable, offset in part by increases in inventory and accounts receivable. Trade accounts receivable at October 2, 1999 increased $19,159,000 compared to September 26, 1998 and increased $15,729,000 compared to March 31, 1999 primarily due to the seasonal increase in sales to core customers, and to a lesser extent, new customers. Inventories at October 2, 1999 increased $14,683,000 compared to September 26, 1998 and $35,085,000 compared to March 31, 1999 due, in part, to increased sales growth and a broader customer base. Accounts payable at October 2, 1999 increased $39,522,000 compared to September 26, 1998 and $56,217,000 compared to March 31, 1999 due to increased purchases to support expected seasonal increases in third quarter sales.

Our working capital was $70,172,000 as of October 2, 1999, which increased from the September 26, 1998 balance of $57,341,000 and from the March 31, 1999 balance of $65,282,000. The increases in cash, investments and accounts receivable were primarily a result of net income and higher sales volume. The increased inventory levels were primarily due to a broader base of customers compared to September 26, 1998. Inventory levels increased from March 31, 1999 as a result of the broader base of customers as well as preparation for our historically higher sales volume in the third quarter. These increases in current assets were offset in part by corresponding increases in accounts payable.

At October 2, 1999, we had available an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of October 2, 1999, March 31, 1999, and September 26, 1998,
there were no outstanding borrowings on the line of credit.

We believe that our existing working capital, cash flows from operations, trade credit traditionally available from our vendors and our $10 million line of credit will be sufficient to finance our current and anticipated level of operations. Although we have no commitments to do so at the present time, we may consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could affect our liquidity and capital resources.

C. COMPUTER OPERATIONS AND THE YEAR 2000

         During fiscal 1998 and fiscal 1999, we developed a plan to address anticipated Year 2000 issues in connection with our data processing and other activities, including non-information technology based systems. The cost for review, analysis, modification and testing of existing computer programs for both internal and external software approximated $650,000 and was expensed as incurred. Due to the fact that we have primarily employed outside consultants for Year 2000 remediation related work, there has not been any deferral of other information technology related projects, nor has there been a requirement to hire additional personnel solely for Year 2000 compliance issues.
         The remediation portion of the Year 2000 project was finalized in the fourth quarter of fiscal 1999. In the second quarter of fiscal 2000, we completed our internal testing phase of the Year 2000 project.
         In contemplation of the possibility that our vendors and customers may experience Year 2000 related difficulties that may affect our operations, a committee of information technology and other departmental managers has been formed to consider and develop a contingency plan. This committee completed the development and documentation of the contingency plan in the second quarter of fiscal 2000. Although, based on a review of its data processing, operating, and other computer-based systems, we do not currently believe that we will experience any significant adverse effects or material unbudgeted costs resulting therefrom, there can be no assurance in that regard.
         The failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain normal activities or operations. Such interruptions or failures could materially and adversely affect our results of operations, liquidity and financial condition. Because there is general uncertainty about the Year 2000 problem, including uncertainty about the Year 2000 readiness of suppliers and customers, it is not possible to predict whether Year 2000 problems will occur or what the consequences such problems will have on results of operations, liquidity, or financial condition. However, our plan to address Year 2000 issues is intended to minimize, to the extent feasible, the possibility of interruptions of normal operations. There can, however, be no assurance that we will be successful.

D. STATEMENT OF PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITITES LITIGATION REFORM ACT OF 1995

In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934, which provide protection from liability in private lawsuits for "forward-looking" statements, made by persons specified in the Act. We desire to take advantage of the "safe harbor" provisions of the Act.

We wish to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the VMI program, currency and other risks related to foreign operations, expansion plans, the results of financing efforts, risks and uncertainties associated with the our failure or our suppliers or customers to be Year 2000 compliant with regard to computer and other systems, and other factors discussed in our other filings with the Securities and Exchange Commission. Such factors could affect our actual results during fiscal 2000 and beyond and cause such results to differ materially from those expressed in any forward-looking statement.

PART II. OTHER INFORMATION

ITEMS 1-4.

    None

ITEM 5. - OTHER INFORMATION

On October 12, 1999, we announced a stock repurchase program pursuant to which we may repurchase up to 200,000 shares of common stock. As of the date of this report on Form 10-Q, we have repurchased 4,000 shares of common stock under the stock repurchase program. In addition, on October 26, 1999, we also repurchased 100,000 shares of our common stock in a privately negotiated transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporate by reference:

         (27.0) Financial Data Schedule

(b) Report on Form 8-K filed October 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ADVANCED MARKETING SERVICES, INC.
                                      REGISTRANT

NOVEMBER 12, 1999                     By: /S/ MICHAEL M. NICITA
-----------------                         -------------------------------------
     Date                                 Michael M. Nicita
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

NOVEMBER 12, 1999                     By: /S/ EDWARD J. LEONARD
------------------                        -------------------------------------
     Date                                 Edward J. Leonard
                                          Chief Financial Officer
                                          Executive Vice President-Finance
                                          (Principal Financial and Accounting
                                           Officer)