Form 10-Q
period 2000-01-01
ADVANCED MARKETING SERVICES INC
filed 2000-02-14
CIK 814580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JANUARY 1, 2000

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

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1999 was 12,809,495.

                        ADVANCED MARKETING SERVICES, INC.

                               INDEX TO FORM 10-Q
                                 January 1, 2000



                                                                                                                Page
                                                                                                                ----
                                           PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited).................................................................3

         Consolidated Statements of Income and Comprehensive Income (Unaudited)..................................4

         Consolidated Statements of Cash Flows (Unaudited).......................................................5

         Notes to Consolidated Financial Statements (Unaudited)..............................................6 - 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................................................10 - 12


                                            PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS .....................................................................................13

ITEM 2 - CHANGES IN SECURITIES .................................................................................13

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .......................................................................13

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................13

ITEM 5 - OTHER INFORMATION .....................................................................................13

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ......................................................................13

SIGNATURES......................................................................................................13


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

                        ADVANCED MARKETING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       JANUARY 1,      MARCH 31,     DECEMBER 26,
                                                                                          2000           1999            1998
                                                                                        ---------      ---------       --------
                                                                                       (UNAUDITED)      (NOTE)        (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash And Cash Equivalents                                                                $ 55,761       $ 27,189       $  35,080
Investments, Available-For-Sale                                                             4,654          4,653           3,509
Accounts Receivable - Trade, Net of Allowances for Uncollectible Accounts and
   Sales Returns of $4,587 at January 1, 2000, $3,674 at March 31, 1999 and
   $3,872 at December 26, 1998                                                            123,858         74,179         103,770
Vendor and Other Receivables                                                                2,188          3,739           4,665
Inventories, Net                                                                          126,175        106,060         105,691
Deferred Income Taxes                                                                       6,418          5,997           5,874
Prepaid Expenses                                                                            1,796          1,459           1,798
                                                                                        ---------      ---------       ---------
TOTAL CURRENT ASSETS                                                                      320,850        223,276         260,387
                                                                                        ---------      ---------       ---------

PROPERTY AND EQUIPMENT, AT COST                                                            18,077         15,311          15,314
Less: Accumulated Depreciation and Amortization                                             9,608          8,721           9,191
                                                                                        ---------      ---------       ---------
Net Property And Equipment                                                                  8,469          6,590           6,123
                                                                                        ---------      ---------       ---------
Investments, Available-For-Sale                                                                17          1,214              --
Goodwill, Net and Other Assets                                                              9,224          7,316           6,748
                                                                                        ---------      ---------       ---------
TOTAL ASSETS                                                                            $ 338,560      $ 238,396       $ 273,258
                                                                                        =========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                                        $ 228,925      $ 146,972       $ 179,029
Accrued Liabilities                                                                        10,788         10,033          11,379
Income Taxes Payable                                                                        5,072            989           4,111
                                                                                        ---------      ---------       ---------
TOTAL CURRENT LIABILITIES                                                                 244,785        157,994         194,519
                                                                                        ---------      ---------       ---------
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, Authorized 20,000,000 Shares, Issued
   14,606,000 Shares at January 1, 2000, 14,358,000 Shares at March 31, 1999
   and 14,320,000 Shares at December 26, 1998                                                  13             13              13
Additional Paid In Capital                                                                 29,174         27,760          27,553
Retained Earnings                                                                          68,819         54,664          53,100
Cumulative Other Comprehensive Income                                                          39             85             193
Less: Treasury Stock, 1,797,000 shares at January 1, 2000,
   1,614,000 shares at March 31, 1999 and December 26, 1998, at Cost                      (4,270)        (2,120)          (2,120)
                                                                                        ---------      ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                                 93,775         80,402          78,739
                                                                                        ---------      ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 338,560      $ 238,396       $ 273,258
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

                        ADVANCED MARKETING SERVICES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             ----------------------------          ---------------------------
                                                             JANUARY 1,       DECEMBER 26,         JANUARY 1,      DECEMBER 26,
                                                                2000              1998                2000             1998
                                                             ---------        -----------          ---------       -----------
NET SALES                                                    $ 223,622        $   168,183          $ 499,642       $   381,047
    Cost Of Goods Sold                                         193,319            145,749            437,080           333,482
                                                             ---------        -----------          ---------       -----------

GROSS PROFIT                                                    30,303             22,434             62,562            47,565
    Distribution and Administrative Expenses                    16,185             11,519             40,070            30,659
                                                             ---------        -----------          ---------       -----------
INCOME FROM OPERATIONS                                          14,118             10,915             22,492            16,906

    Interest and Dividend Income, Net                              756                345              1,453               806
INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY
INTEREST INCOME                                                 14,874             11,260             23,945            17,712
                                                             ---------        -----------          ---------       -----------
    Provision for Income Taxes                                   5,875              4,417              9,458             6,908
                                                             ---------        -----------          ---------       -----------
NET INCOME BEFORE MINORITY INTEREST INCOME                       8,999              6,843             14,487            10,804
    Minority Interest Income, Net                                  181                 --                181                --
                                                             ---------        -----------          ---------       -----------
NET INCOME                                                   $   9,180        $     6,843          $  14,668       $    10,804
                                                             =========        ===========          =========       ===========


COMPONENTS OF COMPREHENSIVE INCOME:
   Foreign Currency Translation Adjustments                          1               (82)                (40)              197
   Unrealized Gain (Loss) on Investments                             3               (78)                 (6)               (3)
                                                             ---------        -----------          ---------       -----------
COMPREHENSIVE INCOME                                         $   9,184        $    6,683           $  14,622       $    10,998
                                                             =========        ===========          =========       ===========

NET INCOME PER  SHARE:
    Basic                                                    $     .72        $      .54           $    1.14       $       .85
                                                             =========        ===========          =========       ===========
    Diluted                                                  $     .69        $      .53           $    1.10       $       .83
                                                             =========        ===========          =========       ===========
WEIGHTED AVERAGE SHARES USED IN
CALCULATION:
    Basic                                                       12,836            12,690              12,830            12,662
                                                             =========        ===========          =========       ===========
    Diluted                                                     13,324            13,035              13,300            13,016
                                                             =========        ===========          =========       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)



                                                                                             NINE MONTHS ENDED
                                                                                      ------------------------------
                                                                                      JANUARY 1,         DECEMBER 26,
                                                                                         2000                1998
                                                                                      ----------         ------------
   OPERATING ACTIVITIES:
    Net Income                                                                        $   14,668         $   10,804
    Adjustments to Reconcile Net Income to Net Cash Provided by
        Operating Activities:
    Minority Interest Income, Net                                                           (181)                --
    Depreciation and Amortization                                                          1,997              1,619
    Provision for Uncollectible Accounts and Sales Returns                                 1,235                341
    Provision for Markdown of Inventory                                                    2,087              4,308
    Deferred Income Taxes                                                                   (421)              (952)
    Changes in Assets And Liabilities:
           (Increase) in Accounts Receivable - Trade                                     (51,352)           (45,435)
            (Increase) Decrease in Vendor and Other Receivables                            1,472             (2,407)
            (Increase) in Inventories                                                    (22,804)            (9,334)
            (Increase) Other Assets                                                       (2,064)              (469)
            Increase in Accounts Payable                                                  82,997             38,744
            Increase in Accrued Liabilities                                                  791              3,253
            Increase in Income Taxes Payable                                               4,076              3,963
                                                                                      ----------         ------------
  Net Cash Provided by Operating Activities                                               32,501              4,435
                                                                                      ----------         ------------

  INVESTING ACTIVITIES:
    Purchase of Property and Equipment, Net                                               (3,879)            (2,809)
    Purchase of Investments, Available-For-Sale                                          (57,140)           (32,006)
    Sale and Redemption of Investments, Available-For-Sale                                58,330             36,562
                                                                                      ----------         ------------
  Net Cash Provided by (Used In) Investing Activities                                     (2,689)             1,747
                                                                                      ----------         ------------

  FINANCING ACTIVITIES:
    Proceeds from Exercise of Options and Related Tax Benefits                             1,414                415
    Purchase of Treasury Stock                                                            (2,150)                --
    Dividends Paid                                                                          (513)              (422)
                                                                                      ----------         ------------
  Net Cash Used In Financing Activities                                                   (1,249)                (7)
                                                                                      ----------         ------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      9                (77)
                                                                                      ----------         ------------
  INCREASE IN CASH AND CASH EQUIVALENTS                                                   28,572              6,098
  CASH AND CASH EQUIVALENTS, Beginning of Period                                          27,189             28,982
                                                                                      ----------         ------------
  CASH AND CASH EQUIVALENTS, End of Period                                            $   55,761         $   35,080
                                                                                      ==========         ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
The consolidated financial statements presented herein as of and for the three and nine months ended January 1, 2000 and December 26, 1998 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

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

The results of operations for the three and nine month periods ended January 1, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000. Net sales in the Company's third fiscal quarter have historically been, and are expected to be, significantly greater than in any other quarter of the fiscal year due to increased demand during the holiday season.

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

3. INVESTMENTS, AVAILABLE-FOR-SALE
"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at January 1, 2000, March 31, 1999 and December 26, 1998 are as follows (in thousands):


                                                                                  January 1, 2000
                                                          ------------------------------------------------------------
                                                                                 Gross           Gross       Estimated
                                                             Amortized      Unrealized      Unrealized            Fair
                                                                  Cost           Gains          Losses           Value
                                                          -------------------------------------------------------------
Debt Securities Issued by States of The U.S.
   And Political Subdivisions of The States                     $   4,670      $        2      $        1       $   4,671
                                                                =========      ==========      ==========       =========



                                                                                   March 31, 1999
                                                          ------------------------------------------------------------
                                                                                 Gross           Gross       Estimated
                                                             Amortized      Unrealized      Unrealized            Fair
                                                                  Cost           Gains          Losses           Value
                                                          -------------------------------------------------------------
Debt Securities Issued by States of The U.S.
   And Political Subdivisions of The States                     $   5,860      $       10      $        3       $   5,867
                                                                =========      ==========      ==========       =========



                                                                                  December 26, 1998
                                                          ------------------------------------------------------------
                                                                                 Gross           Gross       Estimated
                                                             Amortized      Unrealized      Unrealized            Fair
                                                                  Cost           Gains          Losses           Value
                                                          -------------------------------------------------------------
Debt Securities Issued by States of The U.S. And
    Political Subdivisions of The States                        $   3,504      $        8      $        3       $   3,509
                                                                =========      ==========      ==========       =========


As of January 1, 2000, investments in debt securities issued by States of the U.S. and political subdivisions of the States in the amount of $4,654,000 are scheduled to mature within one year.

There were no proceeds from the sale of investments for the quarter ended January 1, 2000. Proceeds from the sale of investments totaled $8,152,000 for the quarter ended December 26, 1998. There was a net gain of approximately $91,000 realized on these sales. The Company uses the specific identification method in determining cost on these investments. The net increase in unrealized gain on investments was approximately $3,000 for the quarter ended January 1, 2000. The net decrease in unrealized gain on investments for the quarter ended December 26, 1998 was approximately $78,000.

4. SALES RETURNS
In accordance with industry practice, a significant portion of the Company's product is sold to customers with the right of return. The Company has provided allowances of $2,953,000 as of January 1, 2000, $2,302,000 as of March 31, 1999
and $2,734,000 as of December 26, 1998 for the gross profit effect of estimated future sales returns.

5. INVENTORIES
Inventories consist primarily of books and, to a lesser extent, music CD's, CD-ROMs and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

6. LINE OF CREDIT
The Company had available at January 1, 2000 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of January 1, 2000, March 31, 1999 and December 26, 1998, there were no outstanding borrowings on the line of credit.

7. INCOME TAXES
The Company provides currently for taxes on income regardless of when such taxes are payable in accordance with SFAS No, 109 "Accounting for Income Taxes". Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Income taxes paid in the nine months ended January 1, 2000 totaled $5,229,000. Income taxes paid during the same period of the previous year totaled $3,859,000.

8. PER SHARE INFORMATION
Basic earnings per share information is based on the weighted average number of common shares and diluted earnings per share includes potentially dilutive securities outstanding during the periods. The Company's only potentially dilutive securities are stock options.

On February 15, 1999, the Company effected a three for two stock split to stockholders of record on February 1, 1999. On January 17, 2000, the Company effected an additional three for two stock split to stockholders of record on January 3, 2000. Accordingly, all references to shares and earnings per share amounts have been restated to reflect the stock splits.

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):


                                                                      Three Months Ended                 Nine Months Ended
                                                                 ---------------------------------------------------------------
                                                                   Jan. 1,           Dec. 26,          Jan. 1,         Dec. 26,
                                                                     2000              1998             2000             1998
Net Income                                                         $ 9,180           $ 6,843          $ 14,668         $ 10,804
                                                                   =======           =======          ========         ========
Weighted Average Common Shares Outstanding                          12,836            12,690            12,830           12,662
Basic Earnings Per Share                                           $   .72           $   .54          $   1.14         $    .85
                                                                   =======           =======          ========         ========
Weighted Average Common Shares Outstanding                          12,836            12,690            12,830           12,662
Dilutive Common Stock Options                                          488               345               470              354
                                                                   -------           -------          --------         --------
Diluted Weighted Average Common Shares                              13,324            13,035            13,300           13,016
                                                                   -------           -------          --------         --------
Diluted Earnings Per Share                                         $   .69           $   .53          $   1.10         $    .83
                                                                   =======           =======          ========         ========


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

Net sales by geographic region are as follows (in thousands):


                                      Three Months Ended                           Nine Months Ended
                         ------------------------------------------    --------------------------------------
                            Jan. 1, 2000         Dec. 26, 1998            Jan. 1, 2000          Dec. 26, 1998
United States                  $ 209,451             $ 154,457               $ 467,363              $ 353,494
United Kingdom                    13,405                12,717                  29,418                 25,257
Mexico                               766                 1,009                   2,861                  2,296
                               ---------             ---------               ---------              ---------
                               $ 223,622             $ 168,183               $ 499,642              $ 381,047
                               =========             =========               =========              =========


Net identifiable assets of the Company's operations in different geographic areas are as follows (in thousands):


                                                                            As of
                                            -----------------------------------------------------------------------
                                                  Jan. 1, 2000           March 31, 1999           Dec. 26, 1998
United States                                      $   310,341               $  217,584              $  247,977
United Kingdom                                          25,293                   19,066                  22,826
Mexico                                                   2,926                    1,746                   2,455
                                                   -----------               ----------              ----------
                                                   $   338,560               $  238,396              $  273,258
                                                   ===========               ==========              ==========


10. MINORITY INTEREST
On September 17, 1999 the Company purchased 25% of the outstanding stock of Raincoast Book Distribution Limited, a Canadian book distributor, for approximately $848,000. In conjunction with the purchase, certain officers of Raincoast were granted 10-year warrants for the purchase of an aggregate of 31,500 shares of the Company's common stock at $14 per share; provided, however, that upon exercise of any warrants, the Company will not issue shares of common stock but rather will pay in cash an amount equal to the excess of the closing price for the common stock on the day prior to exercise over the exercise price. These rights expire after ten years from the transaction date. The minority interest purchased has been accounted for under the equity method and is included in Other Assets in the Company's consolidated financial statements. Consistent with the Company's current procedures in accounting for its international subsidiaries, the Company's share of net income or losses are recorded one month in arrears.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JANUARY 1, 2000 AND DECEMBER 26, 1998:

During the three month period ended January 1, 2000, our net income was $9,180,000, or $0.69 per diluted share, compared with a net income of $6,843,000, or $0.53 per diluted share, for the corresponding period of the previous fiscal year.

Net sales for the quarter ended January 1, 2000 increased 33 percent to $223,622,000 compared to $168,183,000 in the third quarter of the previous fiscal year. The growth in net sales was primarily due to strong increases in product shipments within the juvenile and bestseller categories to core customers, as well as sales to new customers. Customer return rates for the quarter ended January 1, 2000 decreased to 17 percent compared to 19 percent in the corresponding quarter of the previous fiscal year. This decrease can be attributed to the broadening of our customer base, significant increases in gross product shipments, and our proprietary Vendor Managed Inventory (VMI) software system.

During the quarter ended January 1, 2000, gross profit increased 35 percent to $30,303,000 from $22,434,000 in the third quarter of the previous fiscal year. Gross profit as a percentage of net sales increased to 13.6 percent from 13.3 percent in the same period of the previous fiscal year. This increase was primarily due to lower markdown expense associated with non-returnable books purchased by the Company and higher income from publisher incentive programs offset, in part, by lower margins in the juvenile book category.

Distribution and administrative expenses for the quarter ended January 1, 2000 increased to $16,185,000 and represented 7.2 percent of net sales compared to $11,519,000, or 6.8 percent of net sales, in the same quarter of the previous fiscal year. The increase in distribution and administrative expenses is due primarily to our continuing strategic goal to diversify our customer base and our commitment to build the infrastructure required to address higher business levels.

Interest and dividend income increased to $756,000 in the third quarter ended January 1, 2000 from $345,000 in the same quarter of the previous fiscal year due primarily to higher cash and investment balances resulting from increased sales, improved collection of receivables and the timing of certain vendor payments.

NINE MONTH PERIODS ENDED JANUARY 1, 2000 AND DECEMBER 26, 1998:

During the nine months ended January 1, 2000, our net income was $14,668,000, or $1.10 per diluted share, compared with net income of $10,804,000 or $0.83 per diluted share, for the corresponding nine months of the prior fiscal year.

Net sales for the first nine months of fiscal 2000 increased 31 percent to $499,642,000 from $381,047,000 in the same period of the prior fiscal year. The first quarter of fiscal 2000 included an additional four days of net sales as compared to fiscal 1999, which accounted for approximately $7.5 million of net sales. If the additional four days were excluded, the increase in net sales would have been 29 percent from the comparable period last year. This increase was primarily due to increases in gross shipments to core customers, and to a lesser extent, sales to new customers and increased sales from our international subsidiaries.

During the first nine months of fiscal 2000, gross profit increased 32 percent to $62,562,000 from $47,565,000 in the first nine months of the previous fiscal year. Gross profit as a percentage of net sales was 12.5 percent which was unchanged from the corresponding period of the previous fiscal year. Lower markdown expense and higher income from publisher incentive programs were offset by lower margins in several book categories.

Distribution and administrative expenses for the nine months ended January 1, 2000 increased to $40,070,000 compared to $30,659,000 for the corresponding nine months of the prior fiscal year. Distribution and administrative expenses for the first nine months of fiscal 2000 were 8.0 percent of net sales, consistent with the same period of the previous fiscal year. While distribution and administrative expenses as a percent of sales remained consistent, increases in absolute dollar amounts were primarily due to our continuing strategic goal to diversify our customer base and our commitment to build the infrastructure required to address higher business levels.

Interest and dividend income increased to $1,453,000 in the nine months ended January 1, 2000 from $806,000 in the corresponding period of the previous fiscal year, primarily as a result of higher cash and investment balances resulting from increased sales, improved collection of receivables and the timing of certain vendor payments.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the nine months ended January 1, 2000, $32,501,000 of net cash was provided by operating activities, primarily due to net income, as well as increases in net working capital components. Net cash provided by operating activities in the same period of the prior year was $4,435,000. Our cash and investments at January 1, 2000 increased by $21,843,000 compared to December 26, 1998 primarily due to net income, improved collection of receivables and the timing of vendor payments for merchandise for the holiday season. Trade accounts receivable at January 1, 2000 increased $20,088,000 compared to December 26, 1998 and increased $49,679,000 compared to March 31, 1999 primarily due to the seasonal increase in sales to core customers, and to a lesser extent, sales to new customers. Inventories at January 1, 2000 increased $20,484,000 compared to December 26, 1998 and $20,115,000 compared to March 31, 1999 due primarily to increased sales growth and a broader customer base. Accounts payable at January 1, 2000 increased $49,896,000 compared to December 26, 1998 and $81,953,000 compared to March 31, 1999 due to increased purchases to support seasonal increases in third quarter sales.

Our working capital was $76,065,000 as of January 1, 2000, which increased from the December 26, 1998 balance of $65,868,000 and from the March 31, 1999 balance of $65,282,000. These increases are primarily the result of net operating income for the respective periods offset, in part, by seasonal variations in the components of working capital as discussed in the preceding paragraph.

At January 1, 2000, we had available an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000. As of January 1, 2000, March 31, 1999, and December 26, 1998, there were no outstanding borrowings on the line of credit.

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

C. COMPUTER OPERATIONS AND THE YEAR 2000

During fiscal 1998 and fiscal 1999, we developed a plan to address anticipated Year 2000 issues in connection with our data processing and other activities, including non-information technology based systems. The cost for review, analysis, modification and testing of existing computer programs for both internal and external software approximated $650,000 and was expensed as incurred. Due to the fact that we primarily employed outside consultants for Year 2000 remediation related work, there has not been any deferral of other information technology related projects, nor was there a requirement to hire additional personnel solely for Year 2000 compliance issues. We have not experienced any significant Year 2000 problems.

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

PART II.  OTHER INFORMATION

ITEMS 1-4.
     None

ITEM 5. - OTHER INFORMATION

On October 12, 1999, we announced a stock repurchase program pursuant to which we may repurchase up to 300,000 shares of common stock. As of the date of this report on Form 10-Q, we have repurchased 32,250 shares of common stock under the stock repurchase program. In addition, on October 26, 1999, we also repurchased 150,000 shares of our common stock in a privately negotiated transaction.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are included herein or incorporate by reference:
       (27.0) Financial Data Schedule

(b)  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ADVANCED MARKETING SERVICES, INC.
                              REGISTRANT

February 14, 2000             By: /s/ Michael M. Nicita
-----------------                 --------------------------------------
     Date                         Michael M. Nicita
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)


February 14, 2000             By: /s/ Edward J. Leonard
------------------                --------------------------------------
     Date                         Edward J. Leonard
                                  Chief Financial Officer
                                  Executive Vice President-Finance
                                  (Principal Financial and Accounting Officer)