Form 10-K
period 2000-03-31
ADVANCED MARKETING SERVICES INC
filed 2000-06-28
CIK 814580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: __

     The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant at March 31, 2000 was $202,213,108.

     The number of shares of the Registrant's Common Stock outstanding as of March 31, 2000 was 12,906,988.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its July 27, 2000 Annual Meeting of Stockholders (filed June 23, 2000) are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

     Advanced Marketing Services, Inc., a Delaware Corporation, provides global customized services to book retailers and publishers. We are a leading distributor of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children's books; and Spanish-language books. In addition, to a lesser extent, we sell pre-recorded audio cassettes (books on tape), CD-ROM titles and video cassettes. We provide product selection advice, vendor managed inventory ("VMI") services, specialized merchandising and product development services, and distribution and handling services to membership warehouse clubs and other retailers operating in the United States, Canada, Mexico, the United Kingdom, Australia, and certain Pacific Rim countries.

     Due to the continuous introduction of new titles by the book publishing industry, we provide weekly recommendations, tailored to each customer's marketing priorities, with respect to the new titles to be sold in our customers' book departments. These recommendations are selected by our buyers from among the over 1,000,000 titles in print and over 50,000 new books published each year. We also create unique products and develop specially packaged book and book-related products for sale to our customers. We support our customers' inventories by maintaining back-up inventory in our distribution centers for prompt delivery as needed to customer locations. We maintain four domestic regional distribution centers to assure timely delivery to our customers, to enhance our customers' inventory turnover rates and to reduce our customers' handling and holding costs. See "Properties".

     We provide distribution services to a major warehouse club customer and others in the United Kingdom and continue to expand our distribution to other specialty retailers. In Mexico, we distribute products to a variety of retailers, including warehouse clubs, hypermarkets, discount department stores and other specialty retailers. In addition to providing traditional book distribution services to independent bookstores, chain bookstores and department store book departments, our Australian subsidiary provides contract warehousing and direct to consumer capabilities for publishers. In Canada, through our minority interest in Raincoast Books, we have enhanced our coverage of North America and expanded our distribution network. See "International Business".

     We were incorporated in 1982 in California and were reincorporated in Delaware in June 1987. Our executive offices are located at 5880 Oberlin Drive, San Diego, California 92121; telephone (858) 457-2500.

MEMBERSHIP WAREHOUSE CLUB INDUSTRY

     Our customers include for-profit membership warehouse clubs which sell a broad range of primarily brand-name merchandise at or near wholesale prices. Membership warehouse clubs are able to provide their individual and business members, who commonly pay annual membership fees, substantial cost savings on high-quality merchandise through the efficiencies of warehouse-type facilities and a no-frills, self-service operation policy. Membership warehouse club locations typically have approximately 100,000 square feet (2 1/2 acres) of floor space and offer a limited selection of brand-name products in a wide range of merchandise categories. This merchandising approach was introduced in Southern California in 1976. Since then, the membership warehouse club industry has experienced significant growth, with sales estimated to be approximately $56 billion in 1999.

     The following table summarizes our penetration of the warehouse club industry in the U.S. and Canada:

                    NUMBER OF LOCATIONS AND LOCATIONS SERVED
                           MEMBERSHIP WAREHOUSE CLUBS
                           UNITED STATES AND CANADA(1)

                         Fiscal                                Locations
                       Year Ended          Total Number         Served
                        March 31           of Locations         by AMS
                        --------           ------------         ------
                          1993                 646                571
                          1994                 716                596
                          1995                 742                592
                          1996                 755                743
                          1997                 786                776
                          1998                 807                799
                          1999                 832                822
                          2000                 866 (2)            810 (2)



          (1) Only U.S. membership warehouse club locations to which we shipped more than $50,000 per year are included as locations served in the above table.

          (2) The 56 Canadian locations are currently being serviced by our Canadian affiliate Raincoast Book Distribution, Limited. See "International Business".

     We also serve 50 warehouse club locations in Mexico, 8 in the U.K. and ship a limited amount of product to 29 warehouse club locations in various Pacific Rim countries. See "International Business". The number of locations served is not necessarily indicative of our total sales volume to the warehouse club industry as the volume of our shipments to a location can vary from year to year based on competitive and other factors.

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

OTHER CUSTOMERS

     We supply an assortment of primarily business and computer titles to certain companies in the office product superstore industry. We serve several companies in the rapidly growing computer and electronics superstore marketplace as well as the discount drugstore market. We also serve a variety of other specialty retailers in the children's education and book businesses. In Fiscal 1999, we began to develop relationships with internet book retailers and now provide product on a limited basis to several internet book retailers. As a result of new business development efforts in Fiscal 2000, we have also begun to supply product to the chain bookstore market.

     For many of these customers, we design and recommend media programs to satisfy the unique marketing priorities of each retailer. By constantly updating titles offered, we make it possible for our customers to offer a targeted selection of books and media products without having to develop media merchandising expertise within their own organizations.

BUSINESS STRATEGY

     Our business strategy is to continue to provide customized services to retailers and publishers on a global basis. These services include effective book purchasing, handling and distribution services to our customers. We believe that we have achieved the position as a leading book supplier to membership warehouse clubs and specialty retailers, e-commerce retailers and traditional bookstores, because of our ability to offer sound product selection advice, specialized product development and marketing services and rapid product delivery, all at competitive prices. Additionally, we continue to diversify the business by adding new accounts, making strategic acquisitions, enhancing our capabilities in shipping direct to consumers for our customers, expanding contract distribution and initiating digital delivery capabilities. We internally funded the investment in our corporate infrastructure during Fiscal 2000 including adding new key positions, systems enhancement and expansion and automation of our distribution centers. We are continually upgrading our services and the systems we use to provide those services, including proprietary software systems that track and forecast sales for our customers and publishers.

PRODUCTION SELECTION SERVICES AND PURCHASING PRACTICES

     Our warehouse club customers generally compete in the retail trade book market by offering a limited selection of books (typically 100 to 250 skus compared to 10,000 to 100,000 titles at national bookstore chains and book superstores) at prices which are generally 30% to 45% lower than cover price. We provide our specialty retail customers with book programs that range from as few as 50 titles to programs of several thousand titles. We believe that one of our principal strengths is our ability to select books that will be successful in each customer's selling environment, which is a function of various factors such as customer base, regional characteristics and marketing priorities. This service is important because many of the books we offer have relatively limited sales lives (typically a few weeks to a few months) due to the relatively rapid introduction of new books to replace titles for which demand has decreased. Therefore, customers rely on our expertise and experience to recommend new titles to be added to their book departments.

     Our book selection process depends on a close working relationship between our general merchandise managers and our major vendors. The process of selecting books generally begins when a publisher's representative submits pre-publication book summaries to our general merchandise managers. A general merchandise manager evaluates each book on the basis of such factors as subject matter and author; suitability for the customers' selling environments; visual appeal; the extent of the publisher's promotion and advertising support; and the estimated number of copies to be printed. Because we are a major customer of many of our vendors, such vendors often consult with us during pre-publication planning, allowing us to influence the design and packaging of many of the books we purchase. After choosing titles, the general merchandise managers, in conjunction with the general marketing managers, determine which specific titles will be recommended to each customer on the basis of their knowledge of the customer base, regional characteristics and marketing priorities.

     Product selection is the responsibility of our Merchandising Department, under the direction of the Executive Vice President - Merchandising to whom 9 general merchandise managers and a staff of approximately 48 associates report. Each general merchandise manager is responsible for several categories of products which include hardcover bestsellers, mass market paperbacks, cooking, travel, regional, computer, gift books (including art and coffee table books), children's books, calendars, CD-ROM products, pre-recorded audio and video cassettes, computer and Spanish-language books.

     We usually purchase newly published or well established back-list (previously published) titles directly from publishing houses at standard book industry wholesaler discounts, which generally exceed retailer discounts. We do not generally purchase remainder titles, but will occasionally purchase close-out lots of certain titles at higher than normal discounts. Virtually all books sold are returnable to us by our customers for full credit so long as the books are in saleable condition. Approximately 90% of the books we purchased in Fiscal 2000 and 1999 were returnable to the publisher; the balance was purchased on a non-returnable or partially returnable basis, often at higher purchase discounts.

     We have published a limited number of titles through our in-house publishing arm, Advantage Publishers Group, which manages our Thunder Bay, Laurel Glen and Silver Dolphin imprints. The titles are typically sold to both our customers and to independent and chain book stores.

     In the years ended March 31, 2000, 1999 and 1998, customer returns represented approximately 19%, 20%, and 21%, respectively, of our gross sales. Customer return rates are impacted by the sales success of individual titles relative to quantities ordered by customers as well as customer ordering practices for different volume locations. Returns to publishers represented approximately 22%, 26%, and 27%, respectively, of our total purchases during the same period. The publisher returns rate exceeds the customer returns rate due to our policy of maintaining back-up inventory so that we can respond promptly to customer orders.

     Our reserves for markdowns on inventory decreased by approximately $392,000 to $7,509,000 in Fiscal 2000. We added $3,242,000 to our reserves for markdowns as a result of slower than expected sales of certain books which are not returnable to the publisher and deducted $3,634,000 for actual losses incurred on books for which reserves had previously been made. To the extent that we are unable to sell non-returnable books to our traditional customers, we sell such books to customers where, in certain cases, it is necessary to sell at below our cost. We believe our reserves for markdowns are adequate based on our past experience and present market conditions, although no assurances can be given that actual losses will not exceed present reserves when these non-returnable books are actually sold.

     We make purchases from publishers on varying payment terms. We generally take advantage of discounts for prompt payments, when economically attractive. During the year ended March 31, 2000, we made purchases from 317 publishers. Three publishers individually accounted for 10% or more of our total purchases in Fiscal 2000. These included Random House Inc., Penguin Putnam, Inc., and Simon & Schuster, which accounted for 23%, 18%, and 10%, respectively, of our purchases. We continue to open accounts with new publishers and believe that adequate sources of supply exist to meet anticipated growth. As is customary in the industry, we do not maintain long-term or exclusive purchase commitments or arrangements with any publisher.

PRODUCT DEVELOPMENT AND MARKETING SERVICES

     In addition to selecting from among regularly published books, we provide specially packaged book and book-related products, which are generally not available in retail bookstores. For example, we work with various publishers to create specially packaged items such as a combination of books, shrink-wrapped or slipcased to sell as a single item, or packages that contain a book and a non-book item, such as a stuffed animal with a book. We also work directly with publishers to have books specially reprinted or created for our customers.

     We assist in the promotion of the books we sell by creating seasonal merchandising plans and recommending titles based on themes such as Christmas, Back to School, Father's Day and Easter. We also conduct theme-oriented promotions, frequently tied to specially designed products, such as gardening, taxes, health and fitness, and travel. We coordinate special in-store promotions for a select number of our customers. Customers may also take advantage of our cooperative advertising coordination service whereby we obtain publisher-sponsored advertising for use by our customers.

     The marketing of our products is under the direction of the Vice President
- Marketing to whom 9 general managers and a staff of 25 marketing personnel report. Members of the staff are assigned to each of our customers and present new titles, recommend promotions, coordinate orders and shipments, and handle other customer requests.

PRODUCT DISTRIBUTION AND HANDLING SERVICES

     Because an important financial and operating goal of many of our customers is a high inventory turnover rate, a critical element of our service is our ability to respond quickly to our customers' orders. We have established a national network of four regional distribution centers to assure rapid deliveries to our customers. These distribution centers are located in general-purpose warehouse facilities in the metropolitan areas of Sacramento, California; Indianapolis, Indiana; Baltimore, Maryland; and Dallas, Texas. At our distribution centers, we receive books from multiple vendors and dispatches, using common and contract carriers, consolidating shipments on a weekly basis to most of our customer locations. Weekly deliveries eliminate the need for customers to stock large inventories on-site and enable our customers to utilize valuable marketing space for other products. Consolidated shipments reduce customer handling and freight costs by eliminating the costs associated with deliveries by multiple vendors. All of our distribution centers are linked with our computerized order-processing center at the San Diego headquarters and, as a result, customer orders are generally shipped within 24 hours of receipt. Because customer orders are generally shipped within 24 hours of receipt, our backlog at any date is usually insignificant and not a meaningful indicator of future sales. Our computer system also enables us to provide information and special reports to assist customers with operations and marketing. For an additional fee, upon request, we will sticker books with the customer inventory item number and retail sales price. We believe that all of these services enhance our customers' inventory turnover rate and reduce their handling and holding costs.

     In Fiscal 1997, we introduced a vendor managed inventory replenishment system designed to reduce the customers' need to write individual location orders and further improve their inventory turnover. The software we developed for the VMI replenishment system is designed to forecast future book sales based on the expected life cycle of a particular title. These forecasts, coupled with customer point of sale information, enable us to effectively offer advice to manage customer laydown and replenishment orders for each customer location.

     To further enhance our service capabilities, we have installed new software and material handling equipment ("Acupak") in our distribution facilities in Indianapolis, Sacramento, and Baltimore. The Acupak system is designed to improve our efficiency in handling customer orders, and permits us to service additional customers requiring less than a full carton of a particular title.

     We also provide in-store management of certain customers' book departments through our network of independent service representatives.

INTERNATIONAL BUSINESS

     We operate wholly-owned foreign subsidiaries in the United Kingdom, Mexico and Australia. In addition, in September 1999 we enhanced our North American coverage through a minority investment in Raincoast Books, a leading Canadian book distributor and publisher.

     Advanced Marketing (UK) Limited was incorporated in September 1993 in the United Kingdom. In 1998 and 1999 we acquired two other book distributors in the United Kingdom, Aura Books, PLC and Metrastock Limited, through our European holding company, Advanced Marketing Europe, Limited. In order to integrate operations, improve customer service and continue efforts to expand our distribution services, in July 1999 we combined our distribution facilities in the United Kingdom. Located in Bicester, Oxfordshire, our new state of the art 74,000 square-foot distribution center is designed to service not only the eight existing warehouse club locations of a major warehouse club, national chain department stores and the over 2,000 garden centers and specialty retail outlets in the U.K., but also further growth through strategic acquisitions and expansion of our customer base.

     Advanced Marketing S. de R.L. de C.V. was incorporated in January 1994 in Mexico. From our headquarters in Mexico City, we distribute books to 50 membership warehouse club locations, as well a variety of general and mass merchandisers, office supply superstores and other specialty retailers. To address the operating challenges in our Mexican subsidiary, we augmented our management, marketing and product capabilities in the U.S. and Mexico with personnel with Spanish language and Mexican product expertise. In addition, we have expended significant effort in developing relationships with Mexican publishers. Our belief is that this strategy will assist our expansion efforts in Mexico and also create product-sourcing opportunities for the Spanish language market in the United States.

     During Fiscal 2000, our Mexican subsidiary reported its first operating profit. While there can be no assurance of the continued sales volume and gross margin contributions to generate profits, we believe that we have successfully developed customer and publisher relationships to sustain a viable operation in Mexico.

     In an effort to increase our presence in North America, in September 1999 we acquired a 25% interest in Raincoast Books Distribution, Limited ("Raincoast") in Canada. Headquartered in Vancouver, British Columbia, Raincoast has served the Canadian bookselling community since 1979 and has the exclusive Canadian distribution rights for approximately 40 publishers. Raincoast also performs wholesaling services for certain customers and has extensive publishing operations.

     In March 2000, we acquired Bookwise International in Australia. Headquartered in Adelaide, Australia, Bookwise International is a distributor of specialty books in a wide variety of subject areas covering fine art, architecture, craft, photography, cooking, gardening, wine, travel, martial arts and music. Bookwise has a trade account base of over 2,500 customers serving traditional bookstores, chain bookstores and department stores in Australia and New Zealand. We plan to use Bookwise as our platform for expansion into Asia and the Pacific Rim markets.

RISKS AND COMPETITION

     In Fiscal 2000, approximately 89% of our sales were to membership warehouse clubs with the remainder to office product superstores, computer superstores, mass merchandisers, internet retailers, and other specialty retailers. In the year ended March 31, 2000, two particular warehouse club customers accounted for approximately 81% of our net sales. Although we believe we provide services and efficiencies that membership warehouse clubs and other retailers would have difficulty duplicating, we believe that our customers may, from time to time, increase the percentage of books they purchase directly from publishers or from other wholesale distributors. Further, we could lose customers if they discontinue books as a product line, suffer a business failure or merge or consolidate with another entity that we do not currently service. We have no long-term or exclusive purchase commitments with any of our customers. Any loss of a major customer would have a material adverse effect on our business. Given the relatively small number of membership warehouse club chains, our reliance on a few customers is likely to continue. See "Customers".

     We are a leading supplier of books to the membership warehouse club market, which is highly competitive. We compete in such markets with national book distributors, some of which are larger and have greater financial resources than we do, and with regional book wholesalers and local book jobbers with whom we compete on the basis of price and service. Certain publishers sell directly to membership warehouse clubs, and one or more of our customers could choose in the future to purchase more of its books directly from publishers. As a result, we could face additional competition from publishers in the future. Membership warehouse clubs face competition from discount and retail bookstore chains that may indirectly affect us. Due to their high sales volume, membership warehouse clubs may represent an attractive market that other book distributors may seek to enter and compete directly with us. We believe that our principal competitive advantages are the ability to select, package, and assort products so that they sell in high volumes; to distribute such products rapidly; to electronically interface with customers; to efficiently manage inventory; to maintain sufficient back-up inventories; and to price products competitively.

     We purchase certain titles on a non-returnable basis, which we in turn sell on a returnable basis. To the extent that actual sales of such titles do not equal purchased quantities, we risk having inventory remaining which we may be unable to sell at or above our cost. We utilize a team of associates dedicated to selling such remainder product. In addition, we have implemented policies to evaluate more completely the non-returnable inventory risk we assume. However, we have incurred substantial expense in the past to sell such excess inventory and may incur such expense in the future. Although we believe our recorded reserves are adequate to cover our exposures, we may experience an increase in non-returnable inventory and associated markdown costs as a result of our increased publishing activities.

CUSTOMERS

     We are currently servicing four membership warehouse clubs. Our customers account for over 95% of the sales in the warehouse club industry and operate approximately 950 locations throughout the United States, Canada, Mexico, the United Kingdom and certain Pacific Rim countries. Taking into account domestic and international activities, the following table sets forth those customers who accounted for 10% or more of our total net sales in Fiscal 2000, 1999 and 1998.

                                                                  Percentage of Net Sales
                                                        -----------------------------------------
                                                           2000             1999             1998
                                                           ----             ----             ----
   Costco Companies, Inc.                                   40%              40%              44%
   SAM's Club (a unit of Wal-Mart Stores, Inc.)             41%              37%              40%


EMPLOYEES

     At March 31, 2000, we had approximately 561 employees who were engaged in administrative, merchandising, marketing, and warehousing operations. We also hire temporary workers, primarily during the peak holiday season. None of our employees is represented by a labor union. We consider our employee relations to be good.

ITEM 2 - PROPERTIES

     We are headquartered in approximately 57,300 square feet of commercial space in San Diego, California. The space is leased for a 10-year term expiring in 2008 with an annual base rent of $719,000.

We maintain the following U.S. distribution centers from which we ship to our U.S. customers:


               Location                  Approximate               Date
          (Metropolitan Area)           Square Footage            Opened
          -------------------           --------------            ------
          Dallas, Texas                          145,000            November 1997
          Baltimore, Maryland                    160,000              March 1998
          Sacramento, California                 320,000              April 2000
          Indianapolis, Indiana                  140,000              April 1996


     Each of these distribution centers is leased, with the leases expiring between 2004 and 2010. Annual base rental payments range from $431,000 to $1,088,000. In July 1999, we moved our United Kingdom operations into a newly leased facility with approximately 74,000 square-feet located in Bicester, Oxfordshire. Under the terms of the 15-year lease agreement, expiring in 2014, we pay an annual base rent of $640,000. Our Australian operation, Bookwise International, leases a 13,000 square-foot warehouse facility in Adelaide, Australia. Under the terms of the five-year lease, expiring in 2005, we pay an annual base rent of approximately $43,000. For our operations in Mexico, we use a third party warehousing and distribution company. In addition, in Mexico and Australia, we lease office space on short-term leases, the commitments under which are not material.

ITEM 3 - LEGAL PROCEDURES

     We are not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the last quarter of the fiscal year ended March 31, 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded in the over-the-counter market under the Nasdaq symbol "ADMS." The following table sets forth the high and low closing prices of the Common Stock, as reported on the Nasdaq National Market. On March 31, 2000, we had approximately 2,200 beneficial stockholders and 75 stockholders of record.

Fiscal Quarter                                              Fiscal 2000              Fiscal 1999
--------------------------------------------------------------------------------------------------------
                                                          HIGH        LOW          HIGH        LOW
                                                          ----        ---          ----         ---
First Quarter-Ended July 3/June 27                        11 1/16     8 11/16      9 1/16       7 1/16
Second Quarter-Ended October 2/September 26               15 1/4      10 1/16      8 1/3        6 15/16
Third Quarter-Ended January 1/December 26                 18 15/16    11 13/16     8 1/4        7 1/4
Fourth  Quarter-Ended March 31                            21          15 1/4       11 13/16     7 3/4

     In May 1998, we announced our Board of Directors' intent to declare and pay dividends on our Common Stock at an annual rate of $.10 per share (pre stock splits). On January 21, 1999, we announced that our Board of Directors had approved the declaration of a three for two stock split on February 15, 1999 to stockholders of record February 1, 1999. At that time, the annual dividend was adjusted to $.067 per share. In May 1999, we announced that our Board of Directors increased the dividend to the annual rate of $.08 per share. On December 13, 1999, we announced that our Board of Directors had declared a second three for two stock split on January 17, 2000 to stockholders of record on January 3, 2000. At that time, the annual dividend was adjusted to $.053 per share. All references to shares included in this document have been restated to reflect both of the three for two stock splits. The declaration and payment of dividends in the future will be subject to the discretion of our Board of Directors and, although they currently intend to do so, no assurance can be given that they will declare and pay dividends in the future. The determination as to the payment of dividends will depend upon, among other things, general business conditions, our financial condition and results of operations, contractual, legal and regulatory restrictions relating to the payment of our dividends and such other factors the Board of Directors may deem relevant.

     On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock having an aggregate cost not to exceed $5 million or 300,000 shares. Under the plan, we repurchased approximately 282,000 shares at an average market price of approximately $14.00. As part of the repurchase program, on October 26, 1999, we purchased, in a private transaction, approximately 150,000 shares from an affiliate at a 10 percent discount from the average market price for a specified period. On March 16, 2000, we announced that our Board of Directors had approved a 350,000 share increase in the repurchase program. The repurchase program has no expiration date and will be financed through internal funds.

     On April 3, 2000, we purchased 200,000 shares of our stock from our Chairman for approximately $3.5 million, which reflects a 10 percent discount from the average market price for a specified period. The transaction was pursuant to an agreement which requires us to purchase up to an additional 256,100 shares by December 31, 2000.

ITEM 6 - SELECTED FINANCIAL DATA

         The selected financial data below should be read in conjunction with
Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and notes thereto.




RESULTS OF OPERATIONS                                                      FOR THE YEARS ENDED MARCH 31,
                                                        --------------------------------------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          2000            1999            1998            1997            1996
                                                          ----            ----            ----            ----            ----
NET SALES                                               $627,978        $501,071        $436,599        $385,651        $365,499
  Cost of Goods Sold                                     549,080         440,048         390,013         347,277         328,361
                                                        --------        --------        --------        --------        --------
GROSS PROFIT                                              78,898          61,023          46,586          38,374          37,138

  Distribution and Administrative Expenses                53,519          41,602          33,730          28,903          28,243
                                                        --------        --------        --------        --------        --------
INCOME FROM OPERATIONS                                    25,379          19,421          12,856           9,471           8,895

  Interest and Dividend Income, Net                        2,191           1,270           1,785             896           1,209
                                                        --------        --------        --------        --------        --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND              27,570          20,691          14,641          10,367          10,104
MINORITY INTEREST INCOME

  Provision for Income Taxes                              10,813           8,178           5,492           3,911           4,003
                                                        --------        --------        --------        --------        --------
INCOME BEFORE MINORITY INTEREST INCOME                    16,757          12,513           9,149           6,456           6,101

  Minority Interest Income, Net                              335               -               -               -               -
                                                        --------        --------        --------        --------        --------

NET INCOME                                              $ 17,092        $ 12,513        $  9,149        $  6,456        $  6,101
                                                        ========        ========        ========        ========        ========

Net Income Per Share-Diluted                            $   1.28        $    .95        $    .71        $    .50        $    .48
                                                        ========        ========        ========        ========        ========
Weighted Average Shares Used In Calculation               13,319          13,128          12,827          12,861          12,643
                                                        ========        ========        ========        ========        ========



BALANCE SHEET DATA                                                       AS OF MARCH 31,
                                                        --------------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        2000              1999            1998           1997           1996
                                                        ----              ----            ----           ----           ----
WORKING CAPITAL:

  Cash and Investments                                 $  36,472        $  33,056       $  37,050       $  24,832       $  21,238

  Current Assets                                       $ 253,966        $ 223,276       $ 206,842       $ 177,170       $ 159,302

  Current Liabilities                                  $ 179,502        $ 157,994       $ 150,724       $ 125,714       $ 111,680

  Working Capital                                      $  74,464        $  65,282       $  56,118       $  51,456       $  47,622

TOTAL ASSETS                                           $ 275,550        $ 238,396       $ 218,472       $ 183,501       $ 162,651

DEBT                                                   $       -        $       -       $       -       $       -       $       -

STOCKHOLDERS' EQUITY                                   $  96,048        $  80,402       $  67,748       $  57,787       $  50,971

BOOK VALUE PER COMMON SHARE                            $    7.44        $    6.31       $    5.37       $    4.65       $    4.14

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

     Net income for the fiscal year ended March 31, 2000 was $17,092,000, or $1.28 per diluted share, on net sales of $627,978,000. This compares to net income of $12,513,000, or $.95 per diluted share, on net sales of $501,071,000 for the previous fiscal year. The 25 percent increase in net sales was primarily due to increases in gross shipments within the juvenile, bestseller and basic reference categories to our core customers and, to a lesser extent, increased sales from our international subsidiaries.

     We experienced a 19 percent rate of returns from customers in Fiscal 2000 compared with 20 percent in Fiscal 1999. This decrease is a result of continued improvement in efficiency and the refinement of our proprietary VMI program with our core customers. Consistent with our previous practices, reserves have been established based on management's best estimate of expected future product returns.

     Gross profit for Fiscal 2000 reached $78,898,000, an increase of $17,875,000 from the Fiscal 1999 level. As a percentage of sales, gross profit was 12.6 percent in Fiscal 2000 compared with 12.2 percent in the previous fiscal year. The increase in gross profit margin was primarily a result of increased sell-through of proprietary product, reduced markdown expenses, and increased income from publisher incentive programs.

     Distribution and administrative expenses increased to $53,519,000 for Fiscal 2000 from $41,602,000 for Fiscal 1999. As a percentage of sales, these expenses rose to 8.5 percent from 8.3 percent for the prior fiscal year. This increase was due to the normally higher operating expenses in our international subsidiaries and the continued investment in our corporate infrastructure. These infrastructure costs include hiring for key new positions, systems enhancements and facility expansion required to strategically grow our business.

     Interest and dividend income increased to $2,191,000 in Fiscal 2000 from $1,270,000 in the previous fiscal year as a result of increased average investment balances. See "Liquidity and Capital Resources". Our combined federal and state effective tax rate decreased to 39.2 percent in Fiscal 2000 compared to 39.5 percent for the prior fiscal year. The Fiscal 2000 provision for income tax was lower primarily due to higher tax-exempt investment income.

FISCAL 1999 COMPARED TO FISCAL 1998

     Net diluted income for the fiscal year ended March 31, 1999 was $12,513,000, or $.95 per diluted share, on net sales of $501,071,000. This compares to net income of $9,149,000, or $.71 per diluted share, on net sales of $436,599,000 for the previous fiscal year. The 14.8 percent increase in net sales was primarily due to increases in gross shipments within the bestseller, mass paperback and gift book (art and coffee table books) categories to core customers as well as sales from our U.K. subsidiary, Aura Books, PLC, acquired in March 1998.

     We experienced a 20 percent rate of returns from customers in Fiscal 1999 compared with 21 percent in Fiscal 1998. Consistent with our previous practices, reserves have been established based on management's best estimate of expected future product returns.

     Gross profit for Fiscal 1999 reached $61,023,000, an increase of $14,437,000 from the Fiscal 1998 level. As a percentage of sales, gross profit was 12.2 percent in Fiscal 1999 compared with 10.7 percent in the previous fiscal year. The increase in gross profit margin was primarily due to higher income from publisher incentive programs and increased sales from our international subsidiaries, which typically achieve higher gross margins while at comparatively higher distribution and administrative expense levels.

     Distribution and administrative expenses increased to $41,602,000 for Fiscal 1999 from $33,730,000 for Fiscal 1998. As a percentage of sales, these expenses rose to 8.3 percent from 7.7 percent for the prior fiscal year. This increase primarily reflected the addition of Aura Books, PLC as well as non-recurring costs associated with exiting our retail activities. The retail outlets were originally established as cost recovery vehicles for non-returnable residual product from our purchasing and publishing activities. In Fiscal 1998, we continued our efforts to increase the efficiency of the disposition of non-returnable product and began to utilize a small team of associates dedicated to selling the remainder product. Based on the success of this relatively low cost, low overhead effort, management decided to phase out the retail stores. The non-recurring costs associated with exiting the retail operations were approximately $1,000,000.

     Interest and dividend income decreased to $1,270,000 in Fiscal 1999 from $1,785,000 in the previous fiscal year as a result of reduced investment balances. Our combined federal and state statutory tax rate increased from approximately 39 percent in Fiscal 1998 to approximately 39.5 percent in Fiscal 1999 as a result of our higher income level. The Fiscal 1999 provision for income tax was 39.5 percent, with tax-exempt interest income offsetting foreign currency exchange losses. The Fiscal 1998 provision for income taxes was 37.5 percent as a result of various adjustments including the tax benefit of a loss carryforward on one of our foreign operations as well as tax-exempt interest income offset, in part, by foreign currency exchange losses.

SEASONALITY

     Our net sales and earnings in the third fiscal quarter have historically been, and are expected to continue to be, significantly higher than in any other quarter due to the holiday season. Income from operations during the third fiscal quarter, as a percentage of net sales, is typically higher than in any other quarter because of product sales mix and other economies of scale caused by the higher sales volume. We expect seasonality in operations to continue. We experience significant seasonal short-term swings in our cash position due to sales seasonality and to differences in timing of payments to our vendors and the receipt of payments from our customers. Cash flow has been historically greatest during the third fiscal quarter due to higher seasonal sales.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended March 31, 2000, $13,351,000 of cash was provided by operating activities. In the prior year, $668,000 of cash was provided by operating activities. At March 31, 2000, our cash and investments had increased by $3,416,000 compared to March 31, 1999, primarily due to income from operations offset, in part, by acquisitions, our stock repurchases and the strategic growth of our corporate infrastructure. Trade accounts receivable increased $2,856,000 compared to one year ago primarily due to an increase in net sales, offset, in part, by an improvement in the number of days sales outstanding. Inventories at March 31, 2000 increased $25,361,000 compared to March 31, 1999, due in part to increased sales activity, an approximate 40 percent increase in sku count to address our expanding our customer base, and the timing of returns to publishers of certain titles. The increase in inventory was offset, in part, by an increase in accounts payable. The working capital required to finance inventories is directly related to inventory turnover rate and trade credit terms provided by publishers. Trade credit terms from our vendors did not change significantly during Fiscal 2000. Inventory turns increased slightly to 4.6 times in Fiscal 2000 from 4.3 times in Fiscal 1999. The improvement in inventory turns is a result of the reduced inventory value as a percentage of cost of sales which is related, in part, to the purchasing efficiencies gained from a better understanding of our customers needs through the use of our proprietary VMI software program.

     We had available at March 31, 2000 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000 and we are currently reviewing terms for renewal. We did not borrow on our line of credit during Fiscal 2000 or Fiscal 1999.

     We believe that our working capital, cash flows from operations, trade credit traditionally available from our vendors and our $10 million line of credit will be sufficient to finance our current and anticipated level of operations. Although we have no commitments to do so at the present time, we may consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could affect our liquidity and capital resources.

IMPACT OF INFLATION

     We have been subject to relatively low prevailing inflation rates in all countries in which we operate, with the exception of Mexico, during Fiscal 2000, 1999 and 1998. We have generally been able to adjust our selling prices in all countries in which we operate to offset increased costs of merchandise and we expect to be able to continue to do so in the foreseeable future. While our Mexico operations are not a significant part of our overall activities, the continued high rates of inflation in Mexico may result in future foreign currency exchange losses.

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

     We wish to caution readers that, with the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the VMI program, currency and other risks related to foreign operations, expansion plans, the results of financing efforts, and other factors discussed in our other filings with the Securities and Exchange Commission. Such factors could affect our actual results during Fiscal 2001 and beyond and cause such results to differ materially from those expressed in any forward-looking statement.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to changes in interest rates primarily from securities held in our investment portfolio. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, and the realization of earnings from such investments. Our cash and cash equivalents consist primarily of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of March 31, 2000, our investments of approximately $3,480,000 are scheduled to mature within one year and approximately $1,857,000 are scheduled to mature within two years. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions, or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

     We are subject to foreign currency exposure due to the operation of our foreign subsidiaries, which generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primarily currencies to which we have foreign currency exposure are the British pound, Mexican peso, and the Australian dollar. We generally view as long-term our investments in our wholly-owned foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not utilize any hedging transactions against these net investments. Our foreign operations are not a significant part of our overall activities and we believe that the risk associated with our foreign currency exposure is not material on a consolidated basis.
                                       13

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
Report of Independent Public Accountants                                         15

Consolidated Balance Sheets                                                      16

Consolidated Statements of Income                                                17

Consolidated Statements of Stockholders' Equity                                  18

Consolidated Statements of Cash Flows                                            19

Notes to Consolidated Financial Statements                                    20-26

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Advanced Marketing Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Advanced Marketing Services, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to schedule to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


San Diego, California
May 11, 2000

                                  ADVANCED MARKETING SERVICES, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                   AS OF MARCH 31, 2000 AND 1999

                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               2000                 1999
                                                                                               ----                 ----
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents                                                                 $  31,135            $  27,189
Investments, Available-for-Sale (Note 3)                                                      3,480                4,653
Accounts Receivable-Trade, Net of Allowances
  For Uncollectible Accounts and Sales Returns
  Of $3,971 in 2000 and $3,674 in 1999                                                       77,035               74,179
Vendor and Other Receivables                                                                  1,888                3,739
Inventories, Net                                                                            131,421              106,060
Deferred Income Taxes (Note 5)                                                                6,785                5,997
Prepaid Expenses                                                                              2,222                1,459
                                                                                          ---------            ---------
TOTAL CURRENT ASSETS                                                                        253,966              223,276
PROPERTY AND EQUIPMENT, AT COST                                                              20,869               15,311
Less: Accumulated Depreciation and Amortization                                              10,098                8,721
                                                                                          ---------            ---------
NET PROPERTY AND EQUIPMENT                                                                   10,771                6,590
INVESTMENTS, AVAILABLE-FOR-SALE (Note 3)                                                      1,857                1,214
GOODWILL AND OTHER ASSETS (Note 10)                                                           8,956                7,316
                                                                                          ---------            ---------
TOTAL ASSETS                                                                              $ 275,550            $ 238,396
                                                                                          =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                                          $ 165,856            $ 146,972
Accrued Liabilities                                                                          10,945               10,033
Income Taxes Payable                                                                          2,701                  989
                                                                                          ---------            ---------
TOTAL CURRENT LIABILITIES                                                                   179,502              157,994
                                                                                          ---------            ---------
COMMITMENTS (Note 6)
STOCKHOLDERS' EQUITY (Note 8):
Common Stock $.001 Par Value, Authorized 20,000,000 Shares,
   Issued: 14,804,000 Shares in 2000 and 14,358,000 Shares in 1999
   Outstanding: 12,907,000 Shares in 2000 and 12,744,000 Shares in 1999                          15                   14
Additional Paid-In Capital                                                                   31,062               27,759
Retained Earnings                                                                            71,072               54,664
Cumulative Other Comprehensive Income                                                           (54)                  85
Less: Treasury Stock, 1,897,000 Shares in 2000 and 1,614,000 Shares in
   1999 at Cost                                                                              (6,047)              (2,120)
                                                                                          ---------            ---------
TOTAL STOCKHOLDERS' EQUITY                                                                   96,048               80,402
                                                                                          ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 275,550            $ 238,396
                                                                                          =========            =========




The accompanying notes are an integral part of these consolidated balance sheets.

                        ADVANCED MARKETING SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                 2000           1999          1998
                                                                                 ----           ----          ----
NET SALES                                                                       $627,978      $501,071      $436,599
  Cost of Goods Sold                                                             549,080       440,048       390,013
                                                                                --------      --------      --------
GROSS PROFIT                                                                      78,898        61,023        46,586
  Distribution and Administrative Expenses                                        53,519        41,602        33,730
                                                                                --------      --------      --------
INCOME FROM OPERATIONS                                                            25,379        19,421        12,856
  Interest and Dividend Income, Net                                                2,191         1,270         1,785
                                                                                --------      --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST INCOME                                                      27,570        20,691        14,641
  Provision for Income Taxes (Note 5)                                             10,813         8,178         5,492
                                                                                --------      --------      --------
INCOME BEFORE MINORITY INTEREST INCOME                                            16,757        12,513         9,149
  Minority Interest Income, Net                                                      335             -             -
                                                                                --------      --------      --------
NET INCOME                                                                      $ 17,092      $ 12,513      $  9,149
                                                                                ========      ========      ========
NET INCOME PER SHARE:
   Basic                                                                        $   1.33      $    .99      $    .73
                                                                                ========      ========      ========
   Diluted                                                                      $   1.28      $    .95      $    .71
                                                                                ========      ========      ========

WEIGHTED AVERAGE SHARES USED IN CALCULATION:
   Basic                                                                          12,832        12,678        12,508
   Diluted                                                                        13,319        13,128        12,827


The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                    Common Stock                                Cumulative
                                    Outstanding        Additional                  Other
                                    -----------         Paid-In      Retained   Comprehensive    Treasury
                                 Shares       Amount    Capital      Earnings   Income (Loss)      Stock       Total
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
BALANCE, MARCH 31,
1997 AS ADJUSTED (Note 1)         12,422       $ 14     $ 26,311    $ 33,569    $        (77)   $ (2,030)     $ 57,787
Net Income                             -          -            -       9,149               -           -         9,149
Foreign Currency Translation           -          -            -           -              77           -            77
Unrealized Gain (Loss)                 -          -            -           -              (1)          -            (1)
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
Comprehensive Income                                                                                             9,225
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
Exercise of Options                  224          -          826           -               -           -           826
Repurchase of Common Stock           (23)         -            -           -               -         (90)          (90)
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
BALANCE, MARCH 31, 1998           12,623         14       27,137      42,718              (1)     (2,120)       67,748
Net Income                             -          -            -      12,513               -           -        12,513
Foreign Currency Translation           -          -            -           -              87           -            87
Unrealized Gain (Loss)                 -          -            -           -              (1)           -           (1)
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
Comprehensive Income                                                                                            12,599
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
Exercise of Options                  117          -          595           -               -           -           595
Employee Stock Purchase Plan           4          -           27           -               -           -            27
Cash Dividends                         -          -            -        (567)               -          -          (567)
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
BALANCE, MARCH 31, 1999           12,744         14       27,759      54,664              85      (2,120)       80,402
Net Income                             -          -            -      17,092               -           -        17,092
Foreign Currency Translation           -          -            -           -            (134)          -          (134)
Unrealized Gain (Loss)                 -          -            -           -              (5)          -            (5)
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
Comprehensive Income                                                                                            16,953
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
Exercise of Options                  434          1        3,195           -               -           -         3,196
Repurchase of Common Stock          (282)         -            -           -               -      (3,927)       (3,927)
Employee Stock Purchase Plan          11          -          108           -               -           -           108
Cash Dividends                         -          -            -        (684)              -           -          (684)
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------
BALANCE, MARCH 31, 2000           12,907       $ 15     $ 31,062    $ 71,072            $(54)  $  (6,047)     $ 96,048
----------------------------- ----------- ---------- ------------ ----------- --------------- ----------- ------------


The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                             2000              1999              1998
                                                                             ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $ 17,092            $ 12,513            $  9,149
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
  Minority Interest in Income from Raincoast, Net                            (335)                  -                   -
  Depreciation and Amortization                                             2,805               2,180               1,468
  Provision for Uncollectible Accounts and Sales Returns                      570                 209                 765
  Deferred Income Taxes                                                      (788)             (1,075)                560
  Provision for Markdown of Inventories                                     3,242               4,714               4,611
  Changes in Assets and Liabilities
  Net of Effects of Businesses acquired:
    (Increase) in Accounts Receivable-Trade                                (4,359)            (12,016)             (6,653)
    (Increase) Decrease in Vendor and Other Receivables                     1,746              (1,165)                396
    (Increase) in Inventories                                             (28,508)            (10,686)             (8,435)
    (Increase) in Goodwill and Other Assets                                (1,147)                (92)               (591)
    Increase in Accounts Payable                                           20,369               3,636              17,660
    Increase in Accrued Liabilities                                           970               1,844               2,072
    Increase (Decrease) in Income Taxes Payable                             1,694                 606                (663)
                                                                          --------            --------            --------
Net Cash Provided by Operating Activities                                  13,351                 668              20,339
                                                                          --------            --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Used in Acquisitions, Net of Cash Acquired                          (1,654)               (967)             (6,749)
  Purchase of Property and Equipment, Net                                  (6,734)             (3,347)             (2,082)
  Purchase of Investments, Available-For-Sale                             (66,805)            (40,261)            (12,093)
  Sale and Redemption of Investments, Available-For-Sale                   67,330              42,462              15,264
                                                                          --------            --------            --------
  Net Cash Used in Investing Activities                                    (7,863)             (2,113)             (5,660)
                                                                          --------            --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Options and Related Tax Benefit                 3,196                 595                 826
  Proceeds from Employee Stock Purchase Plan                                  108                  27                   -
  Purchase of Treasury Stock                                               (3,927)                  -                 (90)
  Dividends Paid                                                             (684)               (567)                  -
                                                                          --------            --------            --------
  Net Cash Provided by (Used in) Financing Activities                      (1,307)                 55                 736
                                                                          --------            --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (235)               (403)                (25)
                                                                          --------            --------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            3,946              (1,793)             15,390
CASH AND CASH EQUIVALENTS, Beginning of Year                               27,189              28,982              13,592
                                                                          --------            --------            --------
CASH AND CASH EQUIVALENTS, End of Year                                   $ 31,135            $ 27,189            $ 28,982
                                                                         ========            ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Year For:
    Income Taxes                                                         $  7,803            $  8,279            $  5,093


The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Advanced Marketing Services, Inc., a Delaware Corporation, provides global customized services to book retailers and publishers. We are a leading distributor of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children's books; and Spanish-language books. We provide product selection advice, specialized merchandising and product development services, and distribution and handling services to membership warehouse clubs and other retailers operating in the United States, Canada, Mexico, the United Kingdom, and certain Pacific Rim countries. References to Advanced marketing Services throughout these Consolidated Financ ial Statements are made using the first person notations of "we", "our", or "us".

PRINCIPLES OF CONSOLIDATION

The accompanying Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

Our preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The balance sheet accounts of our foreign operations are translated from their respective foreign currencies into U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate during the respective period. The effects of the translation are recorded as a separate component of stockholders' equity. Exchange gains and losses arising from the transactions denominated in foreign currencies are recorded using the actual exchange differences on the date of the transaction and are included in the Consolidated Statements of Income.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds and short-term municipal instruments.

INVESTMENTS, AVAILABLE-FOR-SALE

Investments, available-for-sale consists principally of highly rated corporate and municipal bonds. We account for our investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 which requires the use of fair value accounting for debt and equity securities, except in those cases where there is a positive intent and ability to hold debt securities to maturity. See Note 3.

CONCENTRATION OF CREDIT RISK

We invest our excess cash in debt and equity instruments of financial institutions and corporations with strong credit ratings. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Approximately 77 and 81 percent of our accounts receivable balances at March 31, 2000 and 1999, respectively, were concentrated with two major customers in the warehouse club industry.

ACCOUNTS RECEIVABLE ALLOWANCES

In accordance with industry practice, a significant portion of our products are sold to customers with the right of return. On approximately 90 percent of our purchases, we have the right to return unsold product to publishers. We have provided allowances of $2,306,000 and $2,302,000 as of March 31, 2000 and 1999, respectively, for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions. We also have provided allowances for uncollectible trade accounts receivable of $1,665,000 and $1,372,000 as of March 31, 2000 and 1999, respectively.

VENDOR AND OTHER RECEIVABLES

Vendor and other receivables primarily consist of amounts due from vendors for purchase rebates and for merchandise returned to vendors.

INVENTORIES

Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market. Our rights to return to publishers were limited or nonexistent on approximately 29 and 28 percent of our inventories at March 31, 2000 and 1999, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives (ranging from three to five years) of the assets.

GOODWILL

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets recorded in connection with our acquisitions, is amortized on a straight-line basis over the estimated lives of between 20 and 25 years, depending on the estimated useful life of the intangible assets acquired. Goodwill totaled $6,465,000 and $6,291,000, net of accumulated amortization of $511,000 and $245,000, as of March 31, 2000 and 1999, respectively.

LONG-LIVED ASSETS

On a regular basis, we evaluate and assess our assets for impairment and we make appropriate adjustments when an asset is deemed to be impaired. In performing this analysis, we estimate future cash flows to be generated as a result of operations compared against the carrying value of related assets.

SIGNIFICANT CUSTOMERS

A substantial portion of the revenue earned by our operations is derived from a limited number of customers. Taking into account domestic and international activities, our two largest customers accounted for approximately 40 and 41 percent of net sales in Fiscal 2000, 40 and 37 percent of net sales in Fiscal 1999 and 44 and 40 percent of net sales in Fiscal 1998. No other customers accounted for 10 percent or more of our net sales during these years.

REVENUE RECOGNITION

We recognize sales and related cost of sales upon delivery of merchandise to customer locations. We provide reserves for the effect of estimated future sales returns. In accordance with industry practice, we include revenues and associated expenses related to our advertising activities in Distribution and Administrative Expenses.

In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, must be adopted no later than the first quarter of Fiscal 2001. We do not anticipate any material impact to our Consolidated Financial Statements for the adoption of SAB No. 101.

INCOME TAXES

We provide currently for taxes on income regardless of when such taxes are payable in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. See Note 5.

PER SHARE INFORMATION

On February 15, 1999, we effected a three for two stock split to stockholders of record on February 1, 1999. On January 17, 2000, we effected an additional three for two stock split to stockholders of record on January 3, 2000. Accordingly, all references to shares and earnings per share amounts included in these Consolidated Financial Statements have been restated to reflect the stock splits.

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

                                                                                  Years Ended March 31,
                                                                      ----------------------------------------------------
                                                                       2000                1999                 1998
                                                                       ----                ----                 ----
Net Income                                                            $17,092               $12,513               $ 9,149
                                                                      =======               =======               =======
Weighted Average Common Shares Outstanding                             12,832                12,678                12,508
Basic Earnings Per Share                                              $  1.33               $   .99               $   .73
                                                                      =======               =======               =======
Weighted Average Common Shares Outstanding                             12,832                12,678                12,508
Dilutive Common Stock Options                                             487                   450                   319
                                                                      -------               -------               -------
Total Diluted Weighted Average Common Shares                           13,319                13,128                12,827
                                                                      -------               -------               -------
Diluted Earnings Per Share                                            $  1.28               $   .95               $   .71
                                                                      =======               =======               =======

2. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

We operate in one industry segment and in several geographic regions.

Net sales by geographic region are as follows (in thousands):


                                                          Years Ended March 31,
                                          ---------------------------------------------
                                          2000                1999               1998
                                          ----                ----               ----
United States                           $586,143             $465,229          $422,249

United Kingdom                            37,682               33,317            11,439

Mexico                                     4,153                2,525             2,911
                                        --------             --------          --------
                                        $627,978             $501,071          $436,599
                                        ========             ========          ========

Net identifiable assets of our operations in different geographic areas are as follows (in thousands):


                                                   As of March 31,
                                          --------------------------------
                                            2000               1999
                                            ----               ----
United States                             $251,678                $217,584
United Kingdom                              19,114                  19,066
Mexico                                       2,827                   1,746
Australia                                    1,931                       -
                                          --------                --------
                                          $275,550                $238,396
                                          ========                ========

3. INVESTMENTS, AVAILABLE-FOR-SALE

Investments, available-for-sale at March 31, 2000 and 1999 are as follows (in thousands):


                                                                               Gross         Gross
                                                            Amortized        Unrealized    Unrealized        Estimated
MARCH 31, 2000                                                 Cost            Gains         Losses          Fair Value
----------------------------------------------------- ----------------- ----------------- ---------------- -----------------
Debt Securities Issued by the States of the
U.S. and Political Subdivisions of the States             $ 5,335             $  6              $ 4            $ 5,337
----------------------------------------------------- ----------------- ----------------- ---------------- -----------------
MARCH 31, 1999
Debt Securities Issued by the States of the
U.S. and Political Subdivisions of the States             $ 5,860             $ 10              $ 3            $ 5,867
----------------------------------------------------- ----------------- ----------------- ---------------- -----------------

Investments in debt securities issued by States of the U.S. and political subdivisions of the States as of March 31, 2000 of approximately $3,480,000 are scheduled to mature within one year and approximately $1,857,000 are scheduled to mature within two years. Proceeds from the sale of investments aggregated approximately $12,192,000 for the year ended March 31, 2000. The realized net gain on these sales totaled approximately $4,000. Proceeds from the sale of investments during the same period of the previous year totaled approximately $19,159,000 on which a net gain of approximately $120,000 was realized. We use the specific identification method in determining cost of these investments.

4. LINE OF CREDIT

We had available at March 31, 2000 and 1999 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires July 31, 2000 and we are currently reviewing terms for renewal. As of and during the years ended March 31, 2000 and 1999, there were no borrowings on our line of credit.

5. INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

                                                            Years Ended March 31,
                                                --------------------------------------------
                                                   2000            1999         1998
                                                   ----            ----         ----
CURRENT:
Federal                                          $  9,562        $ 7,574        $ 3,990
State                                               2,039          1,679            941
DEFERRED:
Federal                                              (711)          (906)           458
State                                                 (77)          (169)           103
                                                 --------        -------        -------
                                                 $ 10,813        $ 8,178        $ 5,492
                                                 ========        =======        =======

A reconciliation of the provision for income taxes at the statutory federal income tax rate of 35 percent in Fiscal 2000 and 1999 and 34 percent in Fiscal 1998 to the effective tax provision as reported is as follows (in thousands):

                                                           Years Ended March 31,
                                                 ----------------------------------------
                                                    2000         1999            1998
                                                    ----         ----            ----
Taxes at Statutory Federal Rate                  $  9,767        $ 7,242        $ 4,978
State Income Taxes, Net of Federal Benefit          1,270            942            676
Tax-Exempt Interest and Dividend Income              (421)          (262)          (318)
Loss on Foreign Operations, Net                        55            346             64
Other                                                 142            (90)            92
                                                 --------        -------        -------
                                                 $ 10,813        $ 8,178        $ 5,492
                                                 ========        =======        =======

The temporary differences that give rise to the deferred tax assets as of March 31, 2000 and 1999 are as follows (in thousands):

                                                                AS OF MARCH 31,
                                                            ----------------------
                                                             2000          1999
                                                             ----          ----
Inventory Reserves                                            $3,468       $3,261
Allowances for Sales Returns and Uncollectible Accounts        1,453        1,124
Depreciation and Amortization                                    228          191
Vacation Pay and Accrued Compensation                            135          134
Accounts Payable Accruals                                        702        1,218
Other                                                            799           69
                                                              ------       ------
                                                              $6,785       $5,997
                                                              ======       ======


6. COMMITMENTS

We lease facilities and some equipment under non-cancelable operating leases. Rental expense for the years ended March 31, 2000, 1999 and 1998 was $3,982,000, $3,867,000 and $3,115,000 respectively. The leases have initial expiration dates ranging from 2001 to 2014. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payment based upon increases in the Consumer Price Index.

At March 31, 2000, the aggregate future minimum rentals are as follows (in thousands):


Year Ending March 31,                                                             Amount
------------------------------------------------------------------------- ---------------------
2001                                                                              $  4,399
2002                                                                                 3,805
2003                                                                                 4,430
2004                                                                                 3,742
2005                                                                                 2,411
Thereafter                                                                           2,331
------------------------------------------------------------------------- ---------------------
                                                                                  $ 21,118
                                                                           ===============


7. EMPLOYEE BENEFIT PLANS

We have a qualified 401(k) profit-sharing plan covering substantially all of our employees. We match, at a 25 percent rate, employee contributions up to 4 percent of compensation. In Fiscal Years 2000, 1999 and 1998, our matching contributions were $87,000, $86,000 and $74,000, respectively. The plan also permits us to make discretionary contributions as approved by our Board of Directors. Our discretionary contributions were $526,000, $497,000 and $357,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

On March 1, 1996, we introduced a deferred compensation plan, which permits eligible employees, including officers, to defer a portion of their compensation and requires us to make matching contributions and pay accrued interest as provided in the plan. The deferred compensation liability, including our matching contributions and accumulated interest, was approximately $1,977,000 and $1,027,000 at March 31, 2000 and 1999,
respectively. We fund the deferred compensation plan under a trust agreement through which we pay to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan. The expense associated with the plan, including life insurance costs, was $357,000, $236,000, and $132,000 for the years ended March 31, 2000, 1999 and
1998, respectively.

8. STOCK PLANS

We have two stock option plans which provide for the grant of incentive or nonqualified stock options to employees and directors. Nonemployee directors are only eligible for nonqualified stock options. We may grant incentive stock options at prices not less than 100 percent of the fair market value of the shares at the date of grant (110 percent with respect to optionees who are 10 percent or more stockholders). Nonqualified options may be granted at prices not less than 85 percent of the fair market value of such shares at the date of grant. Options granted under the Plans become exercisable in installments as determined by the Board of Directors. There were 1,521,000 shares issuable pursuant to options granted under our 1987 Plan and as of March 31, 1997, no further options may be granted under this plan. As of March 31, 2000, there were 1,462,500 shares issuable pursuant to options granted under our 1995 Plan. The expiration date of the options is determined by the Board of Directors and may not exceed 10 years for incentive options (5 years with respect to optionees who are 10 percent or more stockholders) and 10 years and 1 day for nonqualified options.

We have adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options. Had compensation expense been recorded for options granted in Fiscal Years 2000, 1999 and 1998, our net income and earnings per share would have been reduced approximately $831,000 or $.06 per share, $359,000, or $.03 per share, and approximately $132,000, or $.01 per share in Fiscal 2000, 1999, and 1998, respectively. These amounts are for disclosure purposes only and may not be representative of future calculations since additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for Fiscal Years 2000, 1999 and 1998, respectively: expected volatility of 56, 37 and 37 percent; risk-free interest rate of 6.5, 5.3 and 6.2 percent; expected option life of 5 years.

The changes in the number of common shares under option for the years ended March 31, 1998, 1999 and 2000 are summarized as follows:

                                                 1995 Plan                                   1987 Plan
                                     ---------------------------------------    ---------------------------------------
                                     Number of Shares    Weighted Avg. Price    Number of Shares    Weighted Avg. Price
                                     ----------------    -------------------    ----------------    -------------------
Outstanding as of March 31, 1997         517,500           $    3.25              571,703             $   2.32
           Granted                       246,375                4.11                    -                    -
           Exercised                       6,075                4.96              217,665                 1.86
           Forfeited                       8,100                4.96               29,700                 4.19
-----------------------------------------------------------------------------------------------------------------------
Outstanding as of March 31, 1998         749,700                3.50              324,338                 2.45
           Granted                       497,250                9.67                    -                    -
           Exercised                      35,100                3.57               81,675                 2.38
           Forfeited                     184,500                4.31                  900                 2.31
-----------------------------------------------------------------------------------------------------------------------
Outstanding as of March 31, 1999       1,027,350                4.85              241,763                 2.48
           Granted                       430,500               10.10                    -
           Exercised                     318,700                3.05              115,587                 2.44
           Forfeited                      37,200                6.22                    -                    -
-----------------------------------------------------------------------------------------------------------------------
Outstanding as of March 31, 2000       1,101,950           $    7.34              126,176             $   2.51
Exercisable as of March 31, 2000         310,550           $    5.04              115,600             $   2.38


On July 23, 1998, we introduced an Employee Stock Purchase Plan which permits eligible employees to defer a portion of their compensation in order to purchase shares of our stock. The maximum number of shares that may be purchased under the Plan is 225,000 shares, subject to adjustment under certain circumstances. The amount of shares purchased under the plan were approximately 11,000 and 4,000 in Fiscal 2000 and Fiscal 1999, respectively.

9.        SUBSEQUENT EVENT

On April 3, 2000, we entered into a private transaction to purchase 200,000 shares of our stock from our Chairman for approximately $3.5 million, which reflects a 10 percent discount from the average market price for a specified period. The transaction was pursuant to an agreement which requires us to purchase up to 456,100 shares by December 31, 2000.

10.  ACQUISITIONS

 BOOKWISE

In March 2000, we acquired certain assets and assumed certain liabilities of the wholesale distribution business of privately held Bookwise International of Australia for approximately $2.0 million. Subsequent to year end, under the terms of the agreement, an additional payment of approximately $250,000 was made upon reassignment of certain contracts. Bookwise is a distributor of specialty books in a wide variety of subject areas. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the liabilities assumed from Bookwise were recorded in the accompanying Consolidated Balance Sheet as of March 31, 2000 at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $1.3 million is being amortized over 20 years. The operating results of Bookwise have not been included in the accompanying Consolidated Statement of Income for the year ended March 31, 2000, as the amounts were not material and it is our policy to include the operating results of our foreign subsidiaries as of February 28. The operating results will be included in the Consolidated Statements of Income in future periods.

RAINCOAST

In September 1999, we acquired a 25% minority interest in Raincoast Book Distribution, Limited, a leading Canadian book distributor, for approximately $900,000. Headquartered in Vancouver, British Columbia, Raincoast has the exclusive distribution rights for approximately 40 publishers in Canada. In addition, Raincoast, through its own proprietary imprint label, publishes a wide variety of books. We accounted for the investment under the equity method of accounting and consistent with our policy regarding international subsidiaries, we include our portion of Raincoast's operating results in our Consolidated Statements of Income one month in arrears. Our equity in the net income of Raincoast which is included in our Fiscal 2000 Consolidated Statement of Income was approximately $335,000.

METRASTOCK

In March 1999, we acquired the assets and assumed certain liabilities of the wholesale distribution business of Metrastock, Ltd. for approximately $1.2 million. Metrastock is a U.K. book distributor of specialty books to the garden center, craft and gift shop markets. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the liabilities assumed from Metrastock were recorded in the accompanying Consolidated Balance Sheet as of March 31, 1999 at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $643,000 is being amortized over 25 years. The operating results of Metrastock were not included in the accompanying Consolidated Statement of Income for the year ended March 31, 1999, as the amounts were not material and it is our policy to include the operating results of our foreign subsidiaries as of February 28.

AURA BOOKS, PLC

In March 1998, we acquired the assets and assumed certain liabilities of the wholesale distribution business of Aura Books, PLC for approximately $6.8 million. Aura is a UK book distributor to non-traditional markets, in particular garden centers, gift shops, department stores and other specialty retail outlets. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the liabilities assumed from Aura were recorded at their estimated fair value and the operating results have been included in the Consolidated Statements of Income since the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $4.9 million, net of a purchase price reduction received in Fiscal 2000 of approximately $1.2 million, is being amortized over 25 years.

Unaudited pro forma consolidated results of operations for the year ended March 31, 1998, assuming the Aura acquisition occurred as of April 1, 1997 would reflect net sales of $458,037,000, net income of $9,452,000 and diluted earnings per share of $.74. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of Fiscal 1998. Pro forma information related to the Bookwise and Metrastock acquisitions is not presented as the amounts were not material.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



                                                                     FISCAL QUARTERS (YEARS ENDED MARCH 31,)

                                                                      (In Thousands, Except Per Share Data)

                                                               1st          2nd           3rd              4th
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
FISCAL 2000
Net Sales                                                   $130,782       $145,238       $223,622       $128,336
Cost of Sales                                                115,139        128,622        193,319        112,000
Net Income                                                     2,472          3,016          9,180          2,424
Net Income Per Share:
  Basic                                                     $    .19       $    .23       $    .72       $    .19
  Diluted                                                   $    .19       $    .23       $    .69       $    .18
Weighted Average Shares Used in Calculation:
  Basic                                                       12,771         12,882         12,836         12,837
  Diluted                                                     13,201         13,349         13,324         13,366
------------------------------------------------------------------------------------------------------------------
FISCAL 1999
Net Sales                                                   $ 96,810       $116,054       $168,183       $120,024
Cost of Sales                                                 84,929        102,804        145,749        106,566
Net Income                                                     1,651          2,310          6,843          1,709
Net Income Per Share:
  Basic                                                     $    .13       $    .18       $    .54       $    .13
  Diluted                                                   $    .13       $    .18       $    .53       $    .13
Weighted Average Shares Used in Calculation:
  Basic                                                       12,630         12,667         12,690         12,728
  Diluted                                                     13,094         13,020         13,035         13,142
------------------------------------------------------------------------------------------------------------------
FISCAL 1998
Net Sales                                                   $ 82,080       $ 99,806       $150,522       $104,191
Cost of Sales                                                 72,378         89,709        135,000         92,926
Net Income                                                     1,415          1,893          4,563          1,278
Net Income Per Share:
  Basic                                                     $    .11       $    .15       $    .37       $    .10
  Diluted                                                   $    .11       $    .15       $    .35       $    .10
Weighted Average Shares Used in Calculation:
  Basic                                                       12,416         12,472         12,547         12,595
  Diluted                                                     12,819         12,762         12,889         12,978
------------------------------------------------------------------------------------------------------------------

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         Not applicable

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Part III, Items 10, 11, 12, and 13, is hereby incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management," "Management," "Executive Compensation - Summary of Cash and Other Compensation," "- Option Grants" and "- Option Exercises and Holdings," "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on June 26, 2000.

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

                  2.       See Index to Schedule to Consolidated Financial Statements included herein.

                  3.       See Item 14(c) for Index of Exhibits.

         (b)      Report on Form 8-K - None

         (c)      Exhibits

                  3.1      Certificate of Incorporation, as amended. (1)

                  3.2      Bylaws, as amended. (1)

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

------------------------------------------------------------
         (1) Incorporated by reference to Registrant's Report on Form 8-K (File No. 0-16002) for July 25, 1991, as filed on October 18, 1991.

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

                        ADVANCED MARKETING SERVICES, INC.

Date:              June 28, 2000                       By:      /s/ Charles C. Tillinghast, III
                                                                -------------------------------
                                                                Charles C. Tillinghast, III
                                                                Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:              June 28, 2000                       By:      /s/ Charles C. Tillinghast, III
                                                                -------------------------------
                                                                Charles C. Tillinghast, III
                                                                Chairman of the Board and Director

Date:              June 28, 2000                       By:      /s/ Michael M. Nicita
                                                                ---------------------
                                                                Michael M. Nicita
                                                                Chief Executive Officer and Director
                                                                (Principal Executive)

Date:              June 28, 2000                       By:      /s/ Edward J. Leonard
                                                                ---------------------
                                                                Edward J. Leonard
                                                                Chief Financial Officer and Executive
                                                                Vice President

Date:              June 28, 2000                       By:      /s/ Loren C. Paulsen
                                                                --------------------
                                                                Loren C. Paulsen
                                                                Director

Date:              June 28, 2000                       By:      /s/ James A. Leidich
                                                                --------------------
                                                                James A. Leidich
                                                                Director

Date:              June 28, 2000                       By:      /s/ E. William Swanson, Jr.
                                                                ---------------------------
                                                                E. William Swanson, Jr.
                                                                Director

Date:              June 28, 2000                       By:      /s/ Trygve E. Myhren
                                                                --------------------
                                                                Trygve E. Myhren
                                                                Director

Date:              June 28, 2000                       By:      /s/ Lynn S. Dawson
                                                                ------------------
                                                                Lynn S. Dawson
                                                                Director

Date:              June 28, 2000                       By:      /s/ Robert F. Bartlett
                                                                ----------------------
                                                                Robert F. Bartlett
                                                                Director

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

                                   SCHEDULE II

                        ADVANCED MARKETING SERVICES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                     Balance at            Additions                             Balance at
                                                     Beginning              Charged                                End of
                                                     of Period             to Income           Deductions          Period
------------------------------------------------ ------------------- ---------------------- ----------------- -----------------
1998
Allowance for
   uncollectible accounts
   and sales returns                                  $ 3,782               $   765             $   535           $ 4,012
                                                      =======               =======             =======           =======
Reserve for
   markdown of
   inventory                                          $ 5,683               $ 4,611             $ 3,465           $ 6,829
                                                      =======               =======             =======           =======
------------------------------------------------ ------------------- ---------------------- ----------------- -----------------
1999
Allowance for
   uncollectible accounts
   and sales returns                                  $ 4,012               $   209             $   547           $ 3,674
                                                      =======               =======             =======           =======
Reserve for
   markdown of
   inventory                                          $ 6,829               $ 4,714             $ 3,642           $ 7,901
                                                      =======               =======             =======           =======
------------------------------------------------ ------------------- ---------------------- ----------------- -----------------
2000
Allowance for
   uncollectible accounts
   and sales returns                                  $ 3,674               $   570             $   273           $ 3,971
                                                      =======               =======             =======           =======
Reserve for
   markdown of
   inventory                                          $ 7,901               $ 3,242             $ 3,634           $ 7,509
                                                      =======               =======             =======           =======
------------------------------------------------ ------------------- ---------------------- ----------------- -----------------