Form 10-Q
period 2000-06-30
ADVANCED MARKETING SERVICES INC
filed 2000-08-11
CIK 814580

------------------------
      1ST QUARTER
      FISCAL 2001
       FORM 10-Q
------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 1, 2000

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

The number of shares of the Registrant's Common Stock outstanding as of July 1, 2000 was 12,828,163.

                        ADVANCED MARKETING SERVICES, INC.

                               INDEX TO FORM 10-Q
                                  July 1, 2000


                                                                                                       Page
                                                                                                       ----
                                      PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets (Unaudited).................................................        3

         Consolidated Statements of Income (Unaudited)...........................................        4

         Consolidated Statements of Cash Flows (Unaudited).......................................        5

         Notes to Consolidated Financial Statements (Unaudited)..................................   6 - 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS......................................................  11 - 12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK..............................................................................       13

                                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .......................................................................       14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS................................................       14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .........................................................       14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ....................................       14

ITEM 5. OTHER INFORMATION........................................................................       14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................................       14

SIGNATURES.......................................................................................       15


PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

                        ADVANCED MARKETING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      JULY 1,         MARCH 31,          JULY 3,
                                                                                       2000             2000               1999
                                                                                    ---------         ---------         ---------
ASSETS                                                                              (UNAUDITED)         (NOTE)         (UNAUDITED)

CURRENT ASSETS:
Cash and Cash Equivalents                                                           $  21,167         $  31,135         $  24,969
Investments, Available-For-Sale                                                         3,145             3,480             5,140
Accounts Receivable - Trade, Net of Allowances for Uncollectible Accounts
   and Sales Returns of $3,284 at July 1, 2000, $3,971 at March 31, 2000
   and $3,803 at July 3, 1999                                                          89,079            77,035            82,032
Vendor and Other Receivables                                                            2,186             1,888             3,530
Inventories, Net                                                                      145,436           131,421           110,362
Deferred Income Taxes                                                                   6,785             6,785             6,026
Prepaid Expenses                                                                        2,957             2,222             1,944
                                                                                    ---------         ---------         ---------
TOTAL CURRENT ASSETS                                                                  270,755           253,966           234,003
                                                                                    ---------         ---------         ---------

PROPERTY AND EQUIPMENT, AT COST                                                        22,365            20,869            16,675
Less: Accumulated Depreciation and Amortization                                        10,673            10,098             9,232
                                                                                    ---------         ---------         ---------
Net Property And Equipment                                                             11,692            10,771             7,443
                                                                                    ---------         ---------         ---------
Investments, Available-For-Sale                                                           871             1,857             1,484
Goodwill and Other Assets                                                              10,474             8,956             7,741
                                                                                    ---------         ---------         ---------
TOTAL ASSETS                                                                        $ 293,792         $ 275,550         $ 250,671
                                                                                    =========         =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                                    $ 185,727         $ 165,856         $ 157,999
Accrued Liabilities                                                                     9,837            10,945             7,336
Income Taxes Payable                                                                    2,428             2,701             2,278
                                                                                    ---------         ---------         ---------
TOTAL CURRENT LIABILITIES                                                             197,992           179,502           167,613
                                                                                    ---------         ---------         ---------
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, Authorized 20,000,000 Shares, Issued
   14,925,000 Shares at July 1, 2000, 14,804,000 Shares at March 31, 2000
   and 14,417,000 Shares at July 3, 1999                                                   15               15                 14
Additional Paid-In Capital                                                             31,492           31,062             28,128
Retained Earnings                                                                      73,893           71,072             56,966
Cumulative Other Comprehensive Income                                                     (81)             (54)                70
Less: Treasury Stock, 2,097,000 shares at July 1, 2000, 1,897,000 shares
   at March 31, 2000 and 1,614,000 shares at July 3, 1999, at cost                     (9,519)          (6,047)            (2,120)
                                                                                    ---------         ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                             95,800           96,048             83,058
                                                                                    ---------         ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 293,792        $ 275,550          $ 250,671
                                                                                    =========        =========          =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

NOTE: THE BALANCE SHEET AT MARCH 31, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE, BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      THREE MONTHS ENDED
                                                                  -----------------------------
                                                                   JULY 1,             JULY 3,
                                                                    2000                1999
                                                                  ---------           ---------
NET SALES                                                         $ 148,189           $ 130,782
    Cost of Goods Sold                                              128,628             115,139

GROSS PROFIT                                                         19,561              15,643
    Distribution and Administrative Expenses                         15,041              11,928
                                                                  ---------           ---------
INCOME FROM OPERATIONS                                                4,520               3,715

    Interest and Dividend Income, Net                                   400                 371
                                                                  ---------           ---------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST INCOME                                       4,920               4,086

    Provision for Income Taxes                                        1,929               1,614
                                                                  ---------           ---------
INCOME BEFORE MINORITY INTEREST                                       2,991               2,472

    Minority Interest Income (Loss)                                      (5)                  -

NET INCOME                                                         $  2,986            $  2,472
                                                                   ========            ========


NET INCOME PER  SHARE:
    Basic                                                          $    .23             $   .19
                                                                   ========             =======
    Diluted                                                        $    .23             $   .19
                                                                   ========             =======

WEIGHTED AVERAGE SHARES USED IN CALCULATION:

    Basic                                                            12,735              12,771
                                                                   ========             =======

    Diluted                                                          13,205              13,201
                                                                   ========             =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                                                                          THREE MONTHS ENDED
                                                                                                    ----------------------------
                                                                                                     JULY 1,              JULY 3,
                                                                                                      2000                 1999
                                                                                                    --------            --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                                      $  2,986            $  2,472
    Adjustments to Reconcile Net Income to Net Cash Used in
       Operating Activities:
    Minority Interest in Loss from Raincoast                                                               5                   -
    Depreciation and Amortization                                                                        804                 601
    Provision for Uncollectible Accounts and Sales Returns                                              (342)                346
    Provision for Markdown of Inventories                                                                665                 551
    Deferred Income Taxes                                                                                  -                 (29)
    Changes in Assets and Liabilities
        Net of Effects of Businesses Acquired:
        (Increase) in Accounts Receivable - Trade                                                    (12,012)             (8,301)
        (Increase) Decrease in Vendor and Other Receivables                                              (58)                203
        (Increase) in Inventories                                                                    (14,471)             (4,923)
        (Increase) in Goodwill and  Other Assets                                                      (2,259)               (910)
        Increase in Accounts Payable                                                                  20,300              11,198
        (Decrease) in Accrued Liabilities                                                             (1,113)             (2,693)
        Increase (Decrease) in Income Taxes Payable                                                     (305)              1,290
                                                                                                    --------            --------
  Net Cash Used In Operating Activities                                                               (5,800)               (195)
                                                                                                    --------            --------

  INVESTING ACTIVITIES:
    Purchase of Property and Equipment, Net                                                           (1,490)             (1,452)
    Purchase of Investments, Available-For-Sale                                                         (999)             (1,830)
    Sale and Redemption of Investments, Available-For-Sale                                             2,325               1,068
                                                                                                    --------            --------
    Net Cash Used In Investing Activities                                                               (164)             (2,214)
                                                                                                    --------            --------

  FINANCING ACTIVITIES:
    Proceeds from Exercise of Options and Related Tax Benefits                                           430                 369
    Purchase of Treasury Stock                                                                        (3,472)                  -
    Dividends Paid                                                                                      (165)               (170)
                                                                                                    --------            --------
    Net Cash Provided by (Used In) Financing Activities                                               (3,207)                199

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                               (797)                (10)
                                                                                                    --------            --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (9,968)             (2,220)

  CASH AND CASH EQUIVALENTS, Beginning of Period                                                      31,135              27,189
                                                                                                    --------            --------
  CASH AND CASH EQUIVALENTS, End of Period                                                          $ 21,167            $ 24,969
                                                                                                    ========            ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

We have prepared the consolidated financial statements presented herein as of and for the three months ended July 1, 2000 and July 3, 1999 in accordance with accounting principles generally accepted in the United States and with instructions to Form 10-Q. These financial statements were not examined by our independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which in our management's opinion are necessary for a fair presentation of the financial condition, results of operations and cash flows for those periods.

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Our policy is to include the operating results of our foreign subsidiaries in our Consolidated Statements of Income one month in arrears. We have eliminated all significant intercompany accounts and transactions.

We have omitted certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States pursuant to requirements of the Securities and Exchange Commission. Our management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate so that the information is not misleading. For further information, refer to the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Our results of operations for the three-month period ended July 1, 2000 are not necessarily indicative of the results to be expected for our fiscal year ending March 31, 2001. Our net sales in the third fiscal quarter have historically been, and we expect them to continue to be, significantly greater than in any other quarter of our fiscal year due to increased demand during the holiday season.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

2. INTERIM ACCOUNTING PERIODS

In accordance with wholesale distribution industry practice, our net sales and cost of goods sold for interim periods are cut off on the Saturday nearest to the end of the calendar month. The cut-off for the fourth fiscal quarter is March 31. This practice may result in differences in the number of business days for which our sales and cost of goods sold are recorded both as to quarter-to-quarter comparisons, and as to comparisons of quarters between years.

Our first quarter of the current fiscal year had two less days of net sales compared to our first quarter of the prior fiscal year. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

3. FOREIGN CURRENCY TRANSLATION

We translate the balance sheet accounts of our foreign operations from their respective foreign currencies into U.S. dollars at the exchange rate in effect at the balance sheet date and translate revenue and expense accounts using the average exchange rate during the respective period. We record the effects of the translation as a separate component of stockholders' equity. We record exchange gains and losses arising from the transactions denominated in foreign currencies using the actual exchange differences on the date of the transaction and they are included in our Consolidated Statements of Income.

4. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income for the three months ended July 1, 2000 was $2,959,000 and total comprehensive income for the three months ended July 3, 1999 was $2,457,000. The adjustments to income to arrive at total comprehensive income for the three months ended July 1, 2000 and July 3, 1999 were $27,000 and $15,000, respectively, and represent foreign currency translation adjustments and unrealized gains and losses on investments.

5. INVESTMENTS, AVAILABLE-FOR-SALE

"Investments, available-for-sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at July 1, 2000, March 31, 2000 and July 3, 1999 are as follows (in thousands):


                                                                                       July 1, 2000
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of the U.S. and
  Political Subdivisions of the States                            $ 4,009           $   8           $   1         $ 4,016
                                                                  =======           =====           =====         =======


                                                                                       March 31, 2000
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of the U.S. and
  Political Subdivisions of the States                            $ 5,335           $   6           $   4         $ 5,337
                                                                  =======           =====           =====         =======


                                                                                               July 3, 1999
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of the U.S. and
    Political Subdivisions of the States                         $ 6,622           $   10          $   8          $ 6,624
                                                                 ========          ======          ======         =======


As of July 1, 2000, we had investments in debt securities issued by States of the U.S. and political subdivisions of the States of approximately $3,145,000 scheduled to mature within one year and approximately $871,000 scheduled to mature within two years. We received proceeds from the sale of investments of approximately $2,325,000 for the quarter ended July 1, 2000. We realized no gain or loss on these sales. We received proceeds from the sale of investments during the same period of the previous year of approximately $1,068,000 on which we realized a net gain of approximately $4,000. We use the specific identification method in determining cost on these investments. Our net increase in unrealized gain on investments was approximately $5,000 for the quarter ended July 1, 2000. Our net decrease in unrealized gain on investments for the quarter ended July 3, 1999 was approximately $5,000.

6. ACCOUNTS RECEIVABLE ALLOWANCES

In accordance with industry practice, a significant portion of our products are sold to customers with the right of return. We have provided allowances of $1,730,000 as of July 1, 2000, $2,306,000 as of March 31, 2000 and $2,433,000 as
of July 3, 1999 for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions. We also have provided allowances for uncollectible trade accounts receivable of $1,554,000 as of July 1, 2000, $1,665,000 as of March 31, 2000 and $1,370,000 as
of July 3, 1999, respectively.

7. INVENTORIES

Our inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

8. LINE OF CREDIT

We had available at July 1, 2000 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. On July 27, 2000, the bank line of credit was increased to $12 million and extended to August 31, 2002. As of July 1, 2000, March 31, 2000 and July 3, 1999, we had no borrowings on our line of credit.

9. INCOME TAXES

We currently provide for taxes on income regardless of when such taxes are payable in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. We paid income taxes in the three months ended July 1, 2000 totaling $2,184,000. We paid income taxes paid during the same period of the previous year of $129,000.

10. PER SHARE INFORMATION

On February 15, 1999, we effected a three for two stock split to stockholders of record on February 1, 1999. On January 17, 2000, we effected an additional three for two stock split to stockholders of record on January 3, 2000. Accordingly, we have restated all references to shares and earnings per share amounts included in these consolidated financial statements to reflect the stock splits.

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):


                                                                                    Period Ended
                                                                   ----------------------------------------------
                                                                        July 1, 2000            July 3, 1999
Net Income                                                         $                2,986   $              2,472
                                                                   ======================   ====================
Weighted Average Common Shares Outstanding                                         12,735                 12,771
Basic Earnings Per Share                                           $                  .23   $                .19
                                                                   ======================   ====================
Weighted Average Common Shares Outstanding                                         12,735                 12,771
Dilutive Common Stock Options                                                         470                    430
                                                                   ----------------------   --------------------
Total Diluted Weighted Average Common Shares                                       13,205                 13,201
                                                                   ----------------------   --------------------
Diluted Earnings Per Share                                         $                  .23   $                .19
                                                                   ======================   ====================


11. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

We operate in one industry segment and in several geographic regions.

Net sales by geographic region are as follows (in thousands):


                                                                                   Three Months Ended
                                                                      -------------------------------------------
                                                                          July 1, 2000             July 3, 1999
United States                                                         $           137,918       $         121,855
United Kingdom                                                                      8,710                   8,049
Mexico                                                                              1,054                     878
Australia                                                                             507                       -
                                                                      -------------------       -----------------
                                                                      $           148,189       $         130,782
                                                                      ===================       =================


Net identifiable assets of our operations in different geographic areas are as follows (in thousands):


                                                                             As of
                                            -----------------------------------------------------------------------
                                                 July 1, 2000            March 31, 2000           July 3, 1999
United States                                      $ 265,886                $ 251,678             $     225,977
United Kingdom                                        21,317                   19,114                    22,217
Mexico                                                 3,228                    2,827                     2,477
Australia                                              3,361                    1,931                         -
                                                   ----------               ---------             -------------
                                                   $  293,792               $ 275,550             $     250,671
                                                   ==========               =========             =============


12. MINORITY INTEREST

In September 1999, we acquired a 25 percent minority interest in Raincoast Book Distribution, Limited, a leading Canadian book distributor, for approximately $900,000. Headquartered in Vancouver, British Colombia, Raincoast has the exclusive distribution rights for approximately 40 publishers in Canada. In addition, Raincoast, through its own proprietary imprint label, publishes a wide variety of books. We accounted for the investment under the equity method of accounting and, consistent with our policy regarding international subsidiaries, we include our portion of Raincoast's operating results in our Consolidated Statements of Income one month in arrears.

13. RELATED PARTY TRANSACTION

On April 3, 2000, we entered into a private transaction to purchase 200,000 shares of our stock from our Chairman for approximately $3.5 million, which reflects a 10 percent discount from the average market price for a specified period. The transaction was pursuant to an agreement which requires us to purchase up to an additional 256,100 shares by December 31, 2000.

14. SUBSEQUENT EVENT

On August 4, 2000, we acquired certain assets and the publishing rights of Uncle John's Bathroom Reader for approximately $2.2 million. Uncle John's Bathroom Reader is a series of "info-tainment" books that is distributed through a variety of mass-market outlets. We will integrate this product series together with the assets acquired with our other publishing activities from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS


THREE MONTH PERIODS ENDED JULY 1, 2000 AND JULY 3, 1999:

Net income for the three months ended July 1, 2000 increased 21 percent to $2,986,000, or $.23 per diluted share, compared with net income of $2,472,000, or $.19 per diluted share, for the first three months of the prior fiscal year.

Net sales for the three months ended July 1, 2000 increased 13 percent to $148,189,000 from $130,782,000 for the comparable period last year. The first three months of Fiscal 2001 had two less days of net sales as compared to Fiscal 2000, which represented approximately $5 million of net sales. The growth in first quarter net sales can be attributed primarily to increases in product shipments within the juvenile, basic, and mass market categories, as well as sales to new customers. Customer return rates decreased to 18 percent in the first quarter of Fiscal 2001 from 24 percent for the corresponding quarter last year due to refinements in our proprietary Vendor Managed Inventory (VMI) software and unusually high returns in the comparable period last year due to an inventory realignment by a major customer.

During the first three months of Fiscal 2001, gross profit increased 25 percent to $19,561,000 from $15,643,000 in the first three months of the previous fiscal year. Gross profit as a percentage of net sales increased to 13.2 percent from
12.0 percent in the same period of the last fiscal year. This increase was primarily due to increased sales volume in the higher margin juvenile and basic categories, increased contributions from publisher incentive programs due in part to a refinement in our method of estimating income under these programs, and increased sales from our international subsidiaries, which historically have had higher margins.

Distribution and administrative expenses for the three months ended July 1, 2000 increased 26 percent to $15,041,000 and represented 10.2 percent of net sales compared to $11,928,000, or 9.1 percent of net sales, in the same period of the previous fiscal year. Increases in distribution and administrative expenses resulted primarily from foreign currency exchange losses due to the strength of the U.S. dollar overseas (mainly in the United Kingdom), and to a lesser extent, an increase in expenses related to infrastructure investments which are consistent with our growth strategy.

Interest and dividend income increased to $400,000 in the first three months of Fiscal 2001 from $371,000 in the same period of the previous fiscal year as a result of higher investment yields.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the three months ended July 1, 2000, we used $5,800,000 of cash in operating activities. During the same period of the prior fiscal year, we used $195,000 of cash in operating activities. Cash and investments at July 1, 2000 decreased by $6,410,000 compared to July 3, 1999 primarily due to stock repurchases, increased working capital requirements, and the funding of acquisitions executed during the past year. Trade accounts receivable increased $7,047,000 compared to July 3, 1999 and $12,044,000 compared to March 31, 2000 primarily as a result of increased net sales. Inventories at July 1, 2000 increased by $35,074,000 compared to July 3, 1999 and $14,015,000 compared to March 31, 2000 as a result of increased sales activity, increased sku count to address our expanding customer base, and the timing of returns to publishers of certain titles. This increase was partially offset by an increase in accounts payable of $27,728,000 compared to July 3, 1999 and $19,871,000 compared to March 31, 2000.

Working capital was $72,763,000 as of July 1, 2000, consistent with the level at March 31, 2000 of $74,464,000 and an increase from the July 3, 1999 balance of $66,390,000. The positive impact of net operating income was offset by stock repurchases, increased capital expenditures, and the funding of acquisitions.

We had available at July 1, 2000 an unsecured bank line of credit with a maximum borrowing limit of $10 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. On July 27, 2000, the bank line of credit was increased to $12 million and extended to August 31, 2002. As of July 1, 2000, March 31, 2000 and July 3, 1999, we had no borrowings on our line of credit.

We believe that our existing working capital, cash flows from operations, trade credit traditionally available from our vendors and our $12 million bank line of credit will be sufficient to finance our current and anticipated level of operations. Although we have no commitments to do so at the present time, we may consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could affect our liquidity and capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in interest rates primarily from securities held in our investment portfolio. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, and the realization of earnings from such investments. Our cash and cash equivalents consist primarily of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of July 1, 2000, our investments of approximately $3,145,000 are scheduled to mature within one year and approximately $871,000 are scheduled to mature within two years. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions, or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.


We are subject to foreign currency exposure due to the operation of our foreign subsidiaries, which generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso, and the Australian dollar. We generally view as long term our investments in our wholly-owned foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not utilize any hedging transactions against these net investments. Our foreign operations are not a significant part of our overall activities and we believe that the risk associated with our foreign currency exposure is not material on a consolidated basis.

PART II.  OTHER INFORMATION

ITEMS 1-3.  NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on July 27, 2000. Charles Tillinghast III (10,750,907 votes for; 712,564 abstain/withheld), Michael N. Nicita (10,750,907 votes for; 712,564 abstain/withheld) and Loren C. Paulsen (10,750,907 votes for; 712,564 abstain/withheld) were elected as Class A directors to serve a three-year term, and will serve until their respective successors are elected and qualified. In addition, the stockholders approved the following proposals:

1. A proposal to amend our Certificate of Incorporation to increase the authorized number of shares of our common stock from 20,000,000 to 100,000,000. There were 8,617,628 votes in favor of and 2,779,270 votes against the adoption of this proposal, with 66,573 abstentions and no broker non-votes.
2. A proposal to amend our 1995 Stock Option Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance. There were 6,379,688 votes in favor of and 2,358,850 votes against the adoption of this proposal, with 65,063 abstentions and 2,659,870 broker non-votes.

3. Ratification of the selection of Arthur Andersen LLP as our independent auditors for the fiscal year ending March 31, 2001. There were 10,736,231 votes for and 2,168 votes against ratification, with 58,477 abstentions and no broker non-votes.

The stockholders did not approve a proposal to amend our Certificate of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. There were 5,831,378 votes in favor of and 2,911,486 votes against the adoption of this proposal, with 60,737 abstentions and 2,659,870 broker non-votes.

ITEM 5.  OTHER INFORMATION

         On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock having an aggregate cost not to exceed $5 million or 300,000 shares. On March 16, 2000, we announced that our Board of Directors had approved a 350,000 share increase in the repurchase program. On July 27, 2000, we announced that our Board of Directors had approved an additional 350,000 share increase in the repurchase program. As of the date of this report on Form 10-Q, we have repurchased 496,000 shares of common stock under the stock repurchase program. The repurchase program has no expiration date and will be financed through internal funds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporated by reference: (27.0) Financial Data Schedule

(b)      No reports on Form 8-K were filed for the three months ended
         July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ADVANCED MARKETING SERVICES, INC.
                                REGISTRANT

   August 11, 2000              By:         /s/ Michael M. Nicita
--------------------               ----------------------------------------
        Date                       Michael M. Nicita
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)


   August 11, 2000              By:         /s/ Edward J. Leonard
--------------------               ----------------------------------------
           Date                    Edward J. Leonard
                                   Chief Financial Officer
                                   Executive Vice President
                                   (Principal Financial and Accounting Officer)