Form 10-Q
period 2000-09-30
ADVANCED MARKETING SERVICES INC
filed 2000-11-14
CIK 814580

------------------------
      2ND QUARTER
      FISCAL 2001
       FORM 10-Q
------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

The number of shares of the Registrant's Common Stock outstanding as of September 30, 2000 was 12,809,009.

                                         ADVANCED MARKETING SERVICES, INC.

                                                INDEX TO FORM 10-Q
                                                September 30, 2000


                                                                                                          Page
                                                                                                          ----
                                           PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets (Unaudited)..................................................................3

     Consolidated Statements of Income (Unaudited)............................................................4

     Consolidated Statements of Cash Flows (Unaudited)........................................................5

     Notes to Consolidated Financial Statements (Unaudited)..............................................6 - 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.............................................................11 - 13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK..........................................................................................13

                                            PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ...................................................................................14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .....................................................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ................................................14

ITEM 5. OTHER INFORMATION....................................................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................................................14

SIGNATURES...................................................................................................15


PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

                        ADVANCED MARKETING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   SEPTEMBER 30,        MARCH 31,        OCTOBER 2,
                                                                                       2000               2000             1999
                                                                                     ---------         ---------        ---------
ASSETS                                                                              (UNAUDITED)          (NOTE)         (UNAUDITED)
CURRENT ASSETS:
Cash and Cash Equivalents                                                            $  27,803         $  31,135        $  33,164
Investments, Available-For-Sale                                                          4,971             3,480            9,565
Accounts Receivable - Trade, Net of Allowances for Uncollectible Accounts
   and Sales Returns of $3,895 at September 30, 2000, $3,971 at March 31,
   2000 and $3,399 at October 2, 1999                                                   96,529            77,035           89,908
Vendor and Other Receivables                                                             2,540             1,888            2,137
Inventories, Net                                                                       160,790           131,421          141,145
Deferred Income Taxes                                                                    7,395             6,785            6,310
Prepaid Expenses                                                                         4,696             2,222            2,127
                                                                                     ---------         ---------        ---------
TOTAL CURRENT ASSETS                                                                   304,724           253,966          284,356
                                                                                     ---------         ---------        ---------

Property and Equipment, At Cost                                                         22,500            20,869           17,271
Less: Accumulated Depreciation and Amortization                                        (10,990)          (10,098)          (9,203)
                                                                                     ---------         ---------        ---------
Net Property And Equipment                                                              11,510            10,771            8,068
                                                                                     ---------         ---------        ---------
Investments, Available-For-Sale                                                            111             1,857               17
Goodwill and Other Assets                                                               15,929             8,956            8,526
                                                                                     ---------         ---------        ---------
TOTAL ASSETS                                                                         $ 332,274         $ 275,550        $ 300,967
                                                                                     =========         =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                                     $ 220,698         $ 165,856        $ 203,189
Accrued Liabilities                                                                     11,442            10,945            9,456
Income Taxes Payable                                                                       251             2,701            1,539
                                                                                     ---------         ---------        ---------
TOTAL CURRENT LIABILITIES                                                              232,391            179,502         214,184
                                                                                     ---------         ---------        ---------
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, Authorized 100,000,000 Shares, Issued
   14,946,000 Shares at September 30, 2000, 14,804,000 Shares at March 31,
   2000 and 14,560,000 Shares at October 2,1999                                             16                15               10
Additional Paid-In Capital                                                              33,564            31,062           29,048
Deferred Compensation                                                                    (941)                 -                -
Retained Earnings                                                                       77,405            71,072           59,810
Cumulative Other Comprehensive Income                                                       76              (54)               35
Less: Treasury Stock, 2,137,000 shares at September 30, 2000, 1,897,000 shares at March 31, 2000 and 1,614,000 shares at October 2, 1999, at
   cost                                                                                (10,237)           (6,047)          (2,120)
                                                                                     ---------         ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                              99,883            96,048           86,783
                                                                                     ---------         ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 332,274         $ 275,550        $ 300,967
                                                                                     =========         =========        =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.
NOTE: THE BALANCE SHEET AT MARCH 31, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE, BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR COMPLETE FINANCIAL STATEMENTS.

                        ADVANCED MARKETING SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED                    SIX  MONTHS ENDED
                                                       ------------------------------        ------------------------------
                                                       SEPTEMBER 30,       OCTOBER 2,        SEPTEMBER 30,       OCTOBER 2,
                                                           2000               1999               2000                1999
                                                       -------------       ----------        -------------       ----------
NET SALES                                              $   177,130         $  145,238        $   325,319         $  276,020

    Cost of Goods Sold                                     155,321            128,622            283,949            243,761
                                                       -------------       ----------        -------------       ----------
GROSS PROFIT                                                21,809             16,616             41,370             32,259

    Distribution and Administrative Expenses                16,472             11,957             31,513             23,885
                                                       -------------       ----------        -------------       ----------

INCOME FROM OPERATIONS                                       5,337              4,659              9,857              8,374
                                                       -------------       ----------        -------------       ----------

    Interest and Dividend Income, Net                          410                326                809                697

    Equity in Net Income of Affiliate                          309                  -                305                  -
                                                       -------------       ----------        -------------       ----------
INCOME BEFORE PROVISION FOR INCOME
TAXES                                                        6,056              4,985             10,971              9,071

    Provision for Income Taxes                               2,377              1,969              4,306              3,583
                                                       -------------       ----------        -------------       ----------
NET INCOME                                             $     3,679         $    3,016        $     6,665         $    5,488
                                                       =============       ==========        =============       ==========
NET INCOME PER  SHARE:

    Basic                                              $       .29         $      .23        $       .52         $      .43
                                                       =============       ==========        =============       ==========
    Diluted                                            $       .28         $      .23        $       .50         $      .41
                                                       =============       ==========        =============       ==========

WEIGHTED AVERAGE SHARES USED IN
CALCULATION:
    Basic                                                   12,816             12,882             12,776             12,827
                                                       =============       ==========        =============       ==========
    Diluted                                                 13,248             13,349             13,228             13,280
                                                       =============       ==========        =============       ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS OF INCOME.

                        ADVANCED MARKETING SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                                                                          SIX MONTHS ENDED
                                                                                                  -------------------------------
                                                                                                  SEPTEMBER 30,        OCTOBER 2,
                                                                                                      2000                 1999
                                                                                                  ------------         ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                                      $  6,665            $  5,488
    Adjustments to Reconcile Net Income to Net Cash Provided by
       Operating Activities:
    Equity in Net Income of Affiliate                                                                   (305)                  -
    Depreciation and Amortization                                                                      1,821               1,254
    Provision for Uncollectible Accounts and Sales Returns                                               318                 (57)
    Provision for Markdown of Inventories                                                              2,306               1,603
    Deferred Income Taxes                                                                               (610)               (313)
    Changes in Assets and Liabilities
        Net of Effects of Businesses Acquired:
           (Increase) in Accounts Receivable - Trade                                                 (19,776)            (16,433)
          (Increase) Decrease in Vendor and Other Receivables                                           (619)              1,571
          (Increase) in Inventories                                                                  (28,726)            (37,177)
          (Increase) in Other Assets                                                                  (6,322)             (1,878)
           Increase in Accounts Payable                                                               55,117              57,407
            Increase (Decrease) in Accrued Liabilities                                                   460                (547)
           (Decrease) Increase in Income Taxes Payable                                                (2,440)                515
                                                                                                  ------------         ----------
    Net Cash Provided by Operating Activities                                                          7,889              11,433
                                                                                                  ------------         ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash Used in Acquisitions                                                                       (5,549)                  -
      Purchase of Property and Equipment, Net                                                         (2,188)             (2,754)
      Purchase of Investments, Available-For-Sale                                                     (4,138)            (17,349)
      Sale and Redemption of Investments, Available-For-Sale                                           4,392              13,625
                                                                                                  ------------         ----------
    Net Cash Used In Investing Activities                                                             (7,483)             (6,478)
                                                                                                  ------------         ----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Exercise of Options and Related Tax Benefits                                       1,562               1,285
      Purchase of Treasury Stock                                                                      (4,190)                  -
      Dividends Paid                                                                                    (332)               (342)
                                                                                                  ------------         ----------
    Net Cash (Used In) Provided by Financing Activities                                               (2,960)                943
                                                                                                  ------------         ----------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                               (778)                 77
                                                                                                  ------------         ----------

  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (3,332)              5,975

  CASH AND CASH EQUIVALENTS, Beginning of Period                                                      31,135              27,189
                                                                                                  ------------         ----------
  CASH AND CASH EQUIVALENTS, End of Period                                                        $   27,803           $  33,164
                                                                                                  ============         ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS OF CASH FLOWS.

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

We have prepared the consolidated financial statements presented herein as of and for the six months ended September 30, 2000 and October 2, 1999 in accordance with accounting principles generally accepted in the United States and with instructions to Form 10-Q. These financial statements were not audited by our independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which in our management's opinion are necessary for a fair presentation of the financial condition, results of operations and cash flows for those periods. References to Advanced Marketing Services, Inc. throughout these Consolidated Financial Statements are made using the first person notations of "we", "our", or "us".

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

Our results of operations for the six month period ended September 30, 2000 are not necessarily indicative of the results to be expected for our fiscal year ending March 31, 2001. Our net sales in the third fiscal quarter have historically been, and we expect them to continue to be, significantly greater than in any other quarter of our fiscal year due to increased demand during the holiday season.

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

The first six months of Fiscal 2001 had two less business days when compared to the comparable period of the prior fiscal year. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

3. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income for the three months ended September 30, 2000 was $3,836,000 and total comprehensive income for the three months ended October 2, 1999 was $2,981,000. The adjustments to net income to arrive at total comprehensive income for the three months ended September 30, 2000 and October 2, 1999 were $157,000 and ($35,000), respectively, and represent foreign currency translation adjustments and unrealized gains and losses on investments.

Total comprehensive income for the six months ended September 30, 2000 was $6,795,000 and total comprehensive income for the six months ended October 2, 1999 was $5,438,000. The adjustments to net income to arrive at total comprehensive income for the six months ended September 30, 2000 and October 2, 1999 were $130,000 and ($50,000), respectively, and represent foreign currency translation adjustments and unrealized gains and losses on investments.

4. INCOME TAXES

We currently provide for taxes on income regardless of when such taxes are payable in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. We paid income taxes during the six months ended September 30, 2000 of $6,579,000. We paid income taxes during the same period of the previous year of $2,662,000.

5. INVESTMENTS, AVAILABLE-FOR-SALE

"Investments, Available-For-Sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at September 30, 2000, March 31, 2000 and October 2, 1999 are as follows (in thousands):


                                                                          September 30, 2000 (Unaudited)
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                           Amortized Cost      Unrealized      Unrealized            Fair
                                                                                    Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of the U.S. and
  Political Subdivisions of the States                           $ 5,081           $   1           $   -         $ 5,082
                                                                 ========          ======          ======        =======



                                                                                   March 31, 2000
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                           Amortized Cost      Unrealized      Unrealized            Fair
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
                                                                  =======           =====           =====         =======



                                                                                October 2, 1999 (Unaudited)
                                                          ----------------------------------------------------------------
                                                                                    Gross           Gross       Estimated
                                                                Amortized      Unrealized      Unrealized            Fair
                                                                     Cost           Gains          Losses           Value
                                                          ----------------------------------------------------------------
Debt Securities Issued by States of the U.S. and
    Political Subdivisions of the States                        $ 9,584           $    -          $   2          $ 9,582
                                                                =========         =======         =======        =======


As of September 30, 2000, we had investments in debt securities issued by States of the U.S. and political subdivisions of the States of approximately $4,971,000 scheduled to mature within one year and approximately $111,000 scheduled to mature within two years. For the quarter ended September 30, 2000, we sold no investment prior to its maturity date. We received proceeds from the sale of investments during the same period of the previous year of approximately $2,028,000. We realized no gain or loss on these sales. We use the specific identification method in determining cost on these investments. Our net decrease in unrealized gain on investments was approximately $6,000 for the quarter ended September 30, 2000. Our net increase in unrealized losses on investments for the quarter ended October 2, 1999 was approximately $9,000.

6. EQUITY TRANSACTIONS

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock having an aggregate cost not to exceed $5 million or 300,000 shares. Our Board of Directors subsequently approved an additional 700,000 share increase in the repurchase program. As of the date of this report on Form 10-Q, we have repurchased approximately 543,000 shares of common stock under the stock repurchase program. The repurchase program has no expiration date and will be financed through internal funds.

During the quarter ended September 30, 2000, we recognized deferred compensation totaling $1,107,000 for incentive stock options granted under our Stock Option Plan. The compensation is being amortized to expense over the vesting period of the options and we have expensed approximately $166,000 during the three months ended September 30, 2000. The net balance of the remaining, deferred compensation has been recorded as a separate component of stockholders' equity.

7. PER SHARE INFORMATION

On February 15, 1999, we effected a three for two stock split to stockholders of record on February 1, 1999. On January 17, 2000, we effected an additional three for two stock split to stockholders of record on January 3, 2000. Accordingly, we have restated all references to shares and earnings per share amounts included in these consolidated financial statements to reflect the stock splits.

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):


                                                                          Three Months Ended                 Six Months Ended
                                                                      --------------------------         -----------------------
                                                                      Sept 30,           Oct 2,         Sept 30,          Oct 2,
                                                                        2000              1999            2000             1999
                                                                      --------          --------        --------         --------
Net Income                                                            $  3,679          $  3,016        $  6,665         $  5,488
                                                                      ========          ========        ========         ========
Weighted Average Common Shares Outstanding                              12,816            12,882          12,776           12,827
Basic Earnings Per Share                                              $    .29          $    .23        $    .52         $    .43
                                                                      ========          ========        ========         ========
Weighted Average Common Shares Outstanding                              12,816            12,882          12,776           12,827
Dilutive Common Stock Options                                              432               467             452              453
                                                                      --------          --------        --------         --------
Total Diluted Weighted Average Common Shares                            13,248            13,349          13,228           13,280
                                                                      --------          --------        --------         --------
Diluted Earnings Per Share                                            $    .28          $    .23        $    .50         $    .41
                                                                      ========          ========        ========         ========


8. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

We operate in one industry segment and in several geographic regions.

Net sales by geographic region are as follows (in thousands):


                                                      Three Months Ended                               Six Months Ended
                                              -----------------------------------          ------------------------------------
                                              Sept 30, 2000           Oct 2, 1999          Sept 30, 2000            Oct 2, 1999
                                              -------------           -----------          -------------            -----------
United States                                  $  167,970             $  136,058             $  305,888             $  257,913
United Kingdom                                      6,994                  7,963                 15,704                 16,012
Mexico                                              1,378                  1,217                  2,432                  2,095
Australia                                             788                      -                  1,295                      -
                                              -------------           -----------          -------------            -----------
                                              $   177,130             $  145,238           $    325,319             $  276,020
                                              =============           ===========          =============            ===========


Net identifiable assets of our operations in different geographic areas are as follows (in thousands):


                                                                 As of
                                           ---------------------------------------------------
                                           Sept 30, 2000      March 31, 2000       Oct 2, 1999
                                           -------------      --------------       -----------
United States                              $     300,475      $      251,678       $   275,070
United Kingdom                                    25,118              19,114            22,776
Mexico                                             3,314               2,827             3,121
Australia                                          3,367               1,931                 -
                                           -------------      --------------       -----------
                                           $     332,274      $      275,550       $   300,967
                                           =============      ==============       ===========


9. EQUITY IN NET INCOME OF AFFILIATE

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

10. ACQUISITIONS

UNCLE JOHN'S BATHROOM READER

In August 2000, we acquired certain net assets and the publishing rights of Uncle John's Bathroom Reader for approximately $2.5 million. Uncle John's Bathroom Reader is a series of "info-tainment" books that is distributed through a variety of mass-market outlets. We will integrate this product series together with the assets acquired with our other publishing activities from the date of acquisition. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the publishing rights assumed from Earthworks Press Inc. were recorded in the accompanying Consolidated Balance Sheet as of September 30, 2000 at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $2,261,000 is being amortized over 20 years.

ASPEN BOOK MARKETING

In August 2000, we acquired certain net assets of the wholesale distribution business of Aspen Book Marketing for approximately $3.3 million. Aspen Book Marketing is a distributor of specialty books to the Safeway store chain across the UK. We accounted for the acquisition as a purchase and, accordingly, the assets acquired from Aspen Book Marketing were recorded in the accompanying Consolidated Balance Sheet as of September 30, 2000 at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $777,000 is being amortized over 20 years.

11. RELATED PARTY TRANSACTION

On April 3, 2000, we entered into a private transaction to purchase 200,000 shares of our stock from our Chairman for approximately $3.5 million, which reflects a 10 percent discount from the average market price for a specified period. The transaction was pursuant to an agreement that requires us to purchase up to an additional 256,100 shares by December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999:

Net income for the three months ended September 30, 2000 increased 22 percent to $3,679,000, or $.28 per diluted share, compared with net income of $3,016,000, or $.23 per diluted share, for the comparable three month period of the prior fiscal year.

Net sales for the three months ended September 30, 2000 increased 22 percent to $177,130,000 from $145,238,000 for the same period of the prior fiscal year. The growth in second quarter net sales can be attributed primarily to increases in product shipments within the juvenile, bestseller and mass-market categories, as well as sales to new customers. Customer return rates remained unchanged at 17 percent from the corresponding quarter last year. This can be attributed to the continuing success of our proprietary Vendor Managed Inventory (VMI) software.

Gross profit for the three months ended September 30, 2000 increased 31 percent to $21,809,000 from $16,616,000 in the comparable three month period of the prior fiscal year. Gross profit as a percentage of net sales increased to 12.3 percent from 11.4 percent in the same period of the prior fiscal year. This increase was primarily due to strong sales volume in the higher margin juvenile category.

Distribution and administrative expenses for the three months ended September 30, 2000 increased 38 percent to $16,472,000 and represented 9.3 percent of net sales compared to $11,957,000, or 8.2 percent of net sales, in the same period of the prior fiscal year. The increase in distribution and administrative expenses resulted primarily from infrastructure investments, increased personnel cost related to new business development, and operating costs associated with recent acquisitions.

Interest and dividend income increased to $410,000 in the second three months of Fiscal 2001 from $326,000 in the same period of the previous fiscal year as a result of higher investment yields.

SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999:

During the six months ended September 30, 2000, our net income increased 21 percent to $6,665,000, or $.50 per diluted share, compared with net income of $5,488,000, or $.41 per diluted share, for the first six months of the prior fiscal year.

Net sales for the first six months of Fiscal 2001 increased 18 percent to $325,319,000 from $276,020,000 in the same period of the prior fiscal year. This increase was primarily due to increases in gross shipments to core customers, and to a lesser extent, increased sales to new customers. The first six months of Fiscal 2001 had two less business days when compared to the comparable period of the prior fiscal year.

During the first six months of Fiscal 2001, gross profit increased 28 percent to $41,370,000 from $32,259,000 in the first six months of the previous fiscal year. Gross profit as a percentage of net sales increased to 12.7 percent from
11.7 percent in the same period in the previous fiscal year. This increase was primarily due to increased sales volume in the higher margin juvenile and basic categories and increased contributions from publisher incentive programs due in part to a refinement in our method of estimating income under these programs.

Distribution and administrative expenses for the six months ended September 30, 2000 increased 32 percent to $31,513,000 and represented 9.7 percent of net sales compared to $23,885,000, or 8.7 percent of net sales, in the same period of the prior fiscal year. The increase in distribution and administrative expenses is due primarily to our continuing goal to diversify our customer base and our commitment to build the infrastructure required to address higher business levels.

Interest and dividend income increased to $809,000 in the six months ended September 30, 2000 from $697,000 in the corresponding period of the previous fiscal year as a result of higher yields within the investment portfolio.

B. LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended September 30, 2000, cash provided by our operating activities was $7,889,000. In the same period of the prior fiscal year, cash provided by our operating activities was $11,433,000. Trade accounts receivable increased $6,621,000 compared to October 2, 1999 and $19,494,000 compared to March 31, 2000 primarily as a result of increased net sales. Inventories at September 30, 2000 increased by $19,645,000 compared to October 2, 1999 and $29,369,000 compared to March 31, 2000. The increased inventory levels compared to October 2, 1999 were primarily due to an increased sku count to service our expanding customer base. Inventory levels increased from March 31, 2000 due to our broader base of customers as well as preparation for our historically higher sales volume in the third quarter. Accounts payable increased $17,509,000 compared to October 2, 1999 and $54,842,000 compared to March 31, 2000 due to increased purchases to support our expected seasonal increases in third quarter sales. Cash and cash equivalents decreased by $3,332,000 compared to March 31, 2000 primarily due to stock repurchases and the funding of acquisitions, partially offset by the positive cash impact of our operating activities. Working capital was $72,333,000 as of September 30, 2000, a decrease from the level at March 31, 2000 of $74,464,000 and an increase from the October 2, 1999 balance of $70,172,000.

We had available at September 30, 2000 an unsecured bank line of credit with a maximum borrowing limit of $12 million. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires on August 31, 2002. As of September 30, 2000, March 31, 2000 and October 2, 1999, we had no borrowings on our bank line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in interest rates primarily from securities held in our investment portfolio. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, and the realization of earnings from such investments. Our cash and cash equivalents consist primarily of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of September 30, 2000, our investments of approximately $4,971,000 are scheduled to mature within one year and approximately $111,000 are scheduled to mature within two years. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions, or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

We are subject to foreign currency exposure due to the operation of our foreign subsidiaries, which generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso and the Australian dollar. We generally view as long term our investments in our wholly-owned foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not utilize any hedging transactions against these net investments. Our foreign operations are not a significant part of our overall activities and we believe that the risk associated with our foreign currency exposure is not material on a consolidated basis.

PART II.  OTHER INFORMATION

ITEMS 1-5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporated by reference:
         (27.0) Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ADVANCED MARKETING SERVICES, INC.
                               REGISTRANT

November 14, 2000              By: /s/ Michael M. Nicita
-----------------                  ---------------------------------------------
     Date                          Michael M. Nicita
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)


November 14, 2000              By: /s/ Edward J. Leonard
------------------                 ---------------------------------------------
     Date                          Edward J. Leonard
                                   Chief Financial Officer
                                   Executive Vice President
                                   (Principal Financial and Accounting Officer)