Form 10-Q
period 2000-12-30
ADVANCED MARKETING SERVICES INC
filed 2001-02-13
CIK 814580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 30, 2000

Commission File Number: 0-16002

ADVANCED MARKETING SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3768341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES /x/    NO / /

    The number of shares of the Registrant's Common Stock outstanding as of December 30, 2000 was 12,524,909.

ADVANCED MARKETING SERVICES, INC.

Index to Form 10-Q

December 30, 2000

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Balance Sheets (Unaudited)	3
	Consolidated Statements of Income (Unaudited)	4
	Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6 - 10
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 - 13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	14
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	14
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
ITEM 5.	OTHER INFORMATION	14
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	14
SIGNATURES		15

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

     ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	December 30, 2000	March 31, 2000	January 1, 2000
	(Unaudited)	(Note)	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$58,790	$31,135	$55,761
Investments, Available-For-Sale	6,336	3,480	4,654
Accounts Receivable—Trade, Net of Allowances for Uncollectible Accounts and Sales Returns of $6,014 at December 30, 2000, $3,971 at March 31, 2000 and $4,587 at January 1, 2000	123,824	77,035	123,858
Vendor and Other Receivables	2,056	1,888	2,188
Inventories, Net	134,395	131,421	126,175
Deferred Income Taxes	8,380	6,785	6,418
Prepaid Expenses	2,861	2,222	1,796

Total Current Assets	336,642	253,966	320,850

Property and Equipment, At Cost	25,502	20,869	18,077
Less: Accumulated Depreciation and Amortization	(11,873)	(10,098)	(9,608)

Net Property And Equipment	13,629	10,771	8,469

Investments, Available-For-Sale	6	1,857	17
Goodwill and Other Assets	14,013	8,956	9,224

TOTAL ASSETS	$364,290	$275,550	$338,560

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$236,653	$165,856	$228,925
Accrued Liabilities	15,006	10,945	10,788
Income Taxes Payable	6,708	2,701	5,072

Total Current Liabilities	258,367	179,502	244,785

Stockholders' Equity:
Common Stock, $.001 Par Value, Authorized 100,000,000 Shares, Issued 14,970,000 Shares at December 30, 2000, 14,804,000 Shares at March 31, 2000 and 14,606,000 Shares at January 1, 2000	15	15	15
Additional Paid-In Capital	33,784	31,062	29,172
Deferred Compensation	(885)	—	—
Retained Earnings	88,653	71,072	68,819
Cumulative Other Comprehensive Income	(460)	(54)	39
Less: Treasury Stock, 2,445,000 shares at December 30, 2000, 1,897,000 shares at March 31, 2000 and 1,797,000 shares at January 1, 2000, at cost	(15,184)	(6,047)	(4,270)

Total Stockholders' Equity	105,923	96,048	93,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$364,290	$275,550	$338,560

The accompanying notes are an integral part of these Consolidated Balance Sheets.

Note: The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 30, 2000	January 1, 2000	December 30, 2000	January 1, 2000
Net Sales	$246,144	$223,622	$571,463	$499,642
Cost of Goods Sold	208,328	193,319	492,277	437,080

Gross Profit	37,816	30,303	79,186	62,562
Distribution and Administrative Expenses	19,990	16,185	51,503	40,070

Income From Operations	17,826	14,118	27,683	22,492

Interest Income, Net	710	756	1,519	1,453
Equity in Net Income of Affiliate	256	299	560	299

Income Before Provision for Income Taxes	18,792	15,173	29,762	24,244
Provision for Income Taxes	7,376	5,993	11,682	9,576

Net Income	$11,416	$9,180	$18,080	$14,668

Net Income Per Share:
Basic	$.90	$.72	$1.42	$1.14

Diluted	$.87	$.69	$1.37	$1.10

Weighted Average Shares Used in Calculation:
Basic	12,729	12,836	12,760	12,830

Diluted	13,139	13,324	13,188	13,300

The accompanying notes are an integral part of these Consolidated Statements of Income.

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—Amounts in Thousands)

	Nine Months Ended
	December 30, 2000	January 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,080	$14,668
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Net Income of Affiliate	(560)	(299)
Depreciation and Amortization	2,886	1,997
Provision for Uncollectible Accounts and Sales Returns	5,800	1,235
Provision for Markdown of Inventories	2,445	2,087
Deferred Income Taxes	(1,595)	(421)
Changes in Assets and Liabilities Net of Effects of Businesses Acquired:
(Increase) in Accounts Receivable—Trade	(53,340)	(51,352)
Decrease in Vendor and Other Receivables	26	1,472
(Increase) in Inventories	(4,554)	(22,804)
(Increase) in Goodwill and Other Assets	(6,080)	(1,946)
Increase in Accounts Payable	71,303	82,997
Increase in Accrued Liabilities	4,020	791
Increase in Income Taxes Payable	3,917	4,076

Net Cash Provided by Operating Activities	42,348	32,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, Net	(4,979)	(3,879)
Purchase of Investments, Available-For-Sale	(5,908)	(57,140)
Sale and Redemption of Investments, Available-For-Sale	4,897	58,330

Net Cash Used In Investing Activities	(5,990)	(2,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Options and Related Tax Benefits	1,837	1,414
Purchase of Treasury Stock	(9,137)	(2,150)
Dividends Paid	(499)	(513)

Net Cash Used In Financing Activities	(7,799)	(1,249)

Effect of Exchange Rate Changes on Cash	(904)	9

Net Increase in Cash and Cash Equivalents	27,655	28,572
CASH AND CASH EQUIVALENTS, Beginning of Period	31,135	27,189

CASH AND CASH EQUIVALENTS, End of Period	$58,790	$55,761

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

ADVANCED MARKETING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

    We have prepared the consolidated financial statements presented herein as of and for the nine months ended December 30, 2000 and January 1, 2000 in accordance with accounting principles generally accepted in the United States and with instructions to Form 10-Q. These financial statements were not audited by our independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which in our management's opinion are necessary for a fair presentation of the financial condition, results of operations and cash flows for those periods. References to Advanced Marketing Services, Inc. throughout these Consolidated Financial Statements are made using the first person notations of "we", "our", or "us".

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

    Our results of operations for the nine month period ended December 30, 2000 are not necessarily indicative of the results to be expected for our fiscal year ending March 31, 2001. Our net sales in the third fiscal quarter have historically been, and we expect them to continue to be, significantly greater than in any other quarter of our fiscal year due to increased demand during the holiday season.

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

3. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income for the three months ended December 30, 2000 was $10,880,000 and total comprehensive income for the three months ended January 1, 2000 was $9,184,000. The adjustments to net income to arrive at total comprehensive income for the three months ended December 30, 2000 and January 1, 2000 were ($536,000) and $4,000, respectively, and primarily represent foreign currency translation adjustments.

    Total comprehensive income for the nine months ended December 30, 2000 was $17,674,000 and total comprehensive income for the nine months ended January 1, 2000 was $14,622,000 The adjustments to net income to arrive at total comprehensive income for the nine months ended December 30, 2000 and January 1, 2000 were ($406,000) and ($46,000), respectively, and primarily represent foreign currency translation adjustments.

4. INCOME TAXES

    We currently provide for taxes on income regardless of when such taxes are payable in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. We paid income taxes during the nine months ended December 30, 2000 of $8,369,000. We paid income taxes during the same period of the previous year of $5,229,000.

5. INVESTMENTS, AVAILABLE-FOR-SALE

    "Investments, Available-For-Sale" consist principally of highly rated corporate and municipal bonds. The cost and estimated fair market value of investments at December 30, 2000, March 31, 2000 and January 1, 2000 are as follows (in thousands):

	December 30, 2000 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Issued by States of the U.S. and Political Subdivisions of the States	$6,346	$—	$4	$6,342

	March 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Issued by States of the U.S. and Political Subdivisions of the States	$5,335	$6	$4	$5,337

	January 1, 2000 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Issued by States of the U.S. and Political Subdivisions of the States	$4,670	$2	$1	$4,671

    As of December 30, 2000, we had investments in debt securities issued by States of the U.S. and political subdivisions of the States of approximately $6,336,000 scheduled to mature within one year. For the quarters ended December 30, 2000 and January 1, 2000, we sold no investment prior to its maturity date. We realized no gain or loss on these sales. We use the specific identification method in determining cost on these investments. Our net decrease in unrealized gain on investments was approximately $5,000 for the quarter ended December 30, 2000. Our net increase in unrealized gain on investments for the quarter ended January 1, 2000 was approximately $3,000.

6. EQUITY TRANSACTIONS

    On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, up to 300,000 shares of our Common Stock. We subsequently approved an additional aggregate increase of 700,000 shares in this repurchase program. As of the date of this report on Form 10-Q, we have repurchased approximately 831,000 shares of our Common Stock (including the 256,100 shares referred to in Note 7) under the stock repurchase program. The repurchase program has no expiration date and will be financed through internal funds.

    We recognize deferred compensation for stock options granted under our Stock Option Plan. The compensation is being amortized to expense over the vesting period of the options and we have expensed approximately $55,000 during the three months ended December 30, 2000. The net balance of the remaining deferred compensation has been recorded as a separate component of stockholders' equity.

7. RELATED PARTY TRANSACTION

    On December 11, 2000, pursuant to a prior agreement, we repurchased 256,100 shares of our Common Stock from our Chairman in a privately negotiated transaction for approximately $4,000,000. The transaction reflects a 10 percent discount from the average market price for a specified period.

8. PER SHARE INFORMATION

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

    The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Dec 30, 2000	Jan 1, 2000	Dec 30, 2000	Jan 1, 2000
Net Income	$11,416	$9,180	$18,080	$14,668

Weighted Average Common Shares Outstanding	12,729	12,836	12,760	12,830
Basic Earnings Per Share	$.90	$.72	$1.42	$1.14

Weighted Average Common Shares Outstanding	12,729	12,836	12,760	12,830
Dilutive Common Stock Options	410	488	428	470

Total Diluted Weighted Average Common Shares	13,139	13,324	13,188	13,300

Diluted Earnings Per Share	$.87	$.69	$1.37	$1.10

9. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

    We operate in one industry segment and in several geographic regions.

    Net sales by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Dec 30, 2000	Jan 1, 2000	Dec 30, 2000	Jan 1, 2000
United States	$226,431	$209,451	$532,319	$467,363
United Kingdom	17,256	13,405	32,960	29,418
Mexico	1,482	766	3,914	2,861
Australia	975	—	2,270	—

	$246,144	$223,622	$571,463	$499,642

    Net identifiable assets of our operations in different geographic areas are as follows (in thousands):

	As of
	Dec 30, 2000	March 31, 2000	Jan 1, 2000
United States	$323,052	$251,678	$310,512
United Kingdom	33,458	19,114	25,177
Mexico	3,912	2,827	2,871
Australia	3,868	1,931	—

	$364,290	$275,550	$338,560

10. EQUITY IN NET INCOME OF AFFILIATE

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.  RESULTS OF OPERATIONS

Three Month Periods Ended December 30, 2000 and January 1, 2000:

    Net income for the three months ended December 30, 2000 increased 24 percent to $11,416,000, or $.87 per diluted share, compared with net income of $9,180,000 or $.69 per diluted share, for the comparable three month period of the prior fiscal year.

    Net sales for the three months ended December 30, 2000 increased 10 percent to $246,144,000 from $223,622,000 for the same period of the prior fiscal year. We attribute the growth in third quarter net sales primarily to sales to new customers (primarily the Borders Group), increased sales from our international subsidiaries and positive trends with our warehouse club customers. Customer return rates remained unchanged at 17 percent from the corresponding quarter last year. We attribute the stability in our customer return rates to the continuing success of our proprietary Vendor Managed Inventory (VMI) software.

    Gross profit for the three months ended December 30, 2000 increased 25 percent to $37,816,000 from $30,303,000 in the comparable three month period of the prior fiscal year. Gross profit as a percentage of net sales increased to 15.4 percent from 13.6 percent in the same period of the prior fiscal year. This increase was primarily due to increased sales in the higher margin juvenile, gift and basic categories as well as AMS published products.

    Distribution and administrative expenses for the three months ended December 30, 2000 increased 24 percent to $19,990,000 and represented 8.1 percent of net sales compared to $16,185,000, or 7.2 percent of net sales, in the same period of the prior fiscal year. The increase in distribution and administrative expenses resulted primarily from infrastructure investments related to our business and a $900,000 increase in existing reserves for receivables due to a customer's recent filing for Chapter 11 bankruptcy protection.

    Interest and dividend income decreased to $710,000 in the third quarter of Fiscal 2001 from $756,000 in the same period of the previous fiscal year as a result of lower cash and investment balances during the quarter more than offsetting the impact of higher yields.

Nine Month Periods Ended December 30, 2000 and January 1, 2000:

    During the nine months ended December 30, 2000, our net income increased 23 percent to $18,080,000, or $1.37 per diluted share, compared with net income of $14,668,000, or $1.10 per diluted share, for the first nine months of the prior fiscal year.

    Net sales for the first nine months of Fiscal 2001 increased 14 percent to $571,463,000 from $499,642,000 in the same period of the prior fiscal year. This increase was primarily due to increases in gross shipments to core customers, and to a lesser extent, our new sales relationship with the Borders Group.

    During the first nine months of Fiscal 2001, gross profit increased 27 percent to $79,186,000 from $62,562,000 in the first nine months of the previous fiscal year. Gross profit as a percentage of net sales increased to 13.9 percent from 12.5 percent in the same period in the previous fiscal year. This increase was primarily due to increased sales volume in the higher margin juvenile, gift, and basic categories as well as AMS published products. Additional margin contribution came from our international subsidiaries and publisher incentive programs due in part to a refinement in our method of estimating income under these programs.

    Distribution and administrative expenses for the nine months ended December 30, 2000 increased 29 percent to $51,503,000 and represented 9.0 percent of net sales compared to $40,070,000, or 8.0 percent of net sales, in the same period of the prior fiscal year. The increase in distribution and administrative expenses was due primarily to our continuing goal to diversify our worldwide customer base, our commitment to build the infrastructure required to address higher business requirements on a global level and a $900,000 increase in existing reserves for receivables due to a customer's recent filing for Chapter 11 bankruptcy protection.

    Interest and dividend income increased to $1,519,000 in the nine months ended December 30, 2000 from $1,453,000 in the corresponding period of the previous fiscal year as a result of higher yields within the investment portfolio.

B.  LIQUIDITY AND SOURCES OF CAPITAL

    For the nine months ended December 30, 2000, cash provided by our operating activities was $42,348,000. In the same period of the prior fiscal year, cash provided by our operating activities was $32,501,000. Trade accounts receivable increased $46,789,000 compared to March 31, 2000 primarily as a result of increased seasonal sales to our broader worldwide customer base. Inventories at December 30, 2000 increased by $8,220,000 compared to January 1, 2000 and $2,974,000 compared to March 31, 2000. The increased levels compared to January 1, 2000 and March 31, 2000 were primarily due to increased inventory requirements to address our expanding customer base and additional inventory associated with our foreign acquisitions. Accounts payable increased $7,728,000 compared to January 1, 2000 and $70,797,000 compared to March 31, 2000 due to increased purchases to support our seasonal increase in third quarter sales. Cash and cash equivalents increased by $27,655,000 compared to March 31, 2000 primarily due to the positive cash impact of our operating activities. Working capital was $78,275,000 as of December 30, 2000, a moderate increase from the level at March 31, 2000 of $74,464,000 and from the level at January 1, 2000 of $76,065,000.

    We had available at December 30, 2000 an unsecured bank line of credit with a maximum borrowing limit of $12,000,000. The interest rate on bank borrowings is based on the prime rate and "Libor" rates. The line of credit expires on August 31, 2002. As of December 30, 2000, March 31, 2000 and January 1, 2000, we had no borrowings on our bank line of credit.

    We believe that our existing working capital, cash flows from operations, trade credit traditionally available from our vendors and our $12,000,000 bank line of credit will be sufficient to finance our current and anticipated level of operations. Although we have no commitments to do so at the present time, we intend to consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could affect our liquidity and capital resources.

C.  STATEMENT OF PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITITES LITIGATION REFORM ACT OF 1995

    In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") amended the Securities Act of 1933 and the Securities Exchange Act of 1934 to provide protection from liability in private lawsuits for "forward-looking" statements made by persons specified in the Act. We desire to take advantage of the "safe harbor" provisions of the Act. Forward-looking statements generally can be identified by the use of statements that include Phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely will" or other similar words or statements.

    We wish to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two dominant and other large customers, our ability to impact customer return rates, continued successful results from the VMI program, currency and other risks related to foreign operations, expansion and diversification plans, the results of financing efforts, and other factors discussed in our other filings with the Securities and Exchange Commission. Such factors could affect our actual results during Fiscal 2001 and beyond and cause such results to differ materially from those expressed in any forward-looking statement. We wish to also caution readers not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements to be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated developments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to changes in interest rates primarily from securities held in our investment portfolio. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, and the realization of earnings from such investments. Our cash and cash equivalents consist primarily of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of December 30, 2000, our investments of approximately $6,336,000 are scheduled to mature within one year. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions, or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

    We are subject to foreign currency exposure due to the operation of our foreign subsidiaries, which generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso and the Australian dollar. We generally view as long term, our investments in our wholly-owned foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not utilize any hedging transactions against these net investments. Our foreign operations are not a significant part of our overall activities and we believe that the risk associated with our foreign currency exposure is not material on a consolidated basis.

PART II. OTHER INFORMATION

ITEMS 1-4.

    NOT APPLICABLE

ITEM 5. OTHER INFORMATION

    On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, up to 300,000 shares of our Common Stock. We subsequently approved an additional aggregate increase of 700,000 shares in this repurchase program. As of the date of this report on Form 10-Q, we have repurchased approximately 831,000 shares of our Common Stock (including the 256,100 shares referred to below) under the stock repurchase program. The repurchase program has no expiration date and will be financed through internal funds.

    On December 11, 2000, pursuant to a prior agreement, we repurchased 256,100 shares of our Common Stock from our Chairman in a privately negotiated transaction for approximately $4,000,000. The transaction reflects a 10 percent discount from the average market price for a specified period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
None

(b)
No reports on Form 8-K were filed for the three months ended December 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC. Registrant
February 13, 2001 Date	By:	/s/ MICHAEL M. NICITA Michael M. Nicita Chief Executive Officer and Director (Principal Executive Officer)
February 13, 2001 Date	By:	/s/ EDWARD J. LEONARD Edward J. Leonard Chief Financial Officer Executive Vice President (Principal Financial and Accounting Officer)

QuickLinks

Index to Form 10-Q
PART I. FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEMS 1-4.
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES