Form 10-K
period 2001-03-31
ADVANCED MARKETING SERVICES INC
filed 2001-06-29
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2001

Commission file number 0-16002

ADVANCED MARKETING SERVICES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-3768341-9 (I.R.S. Employer Identification No.)

5880 Oberlin Drive
San Diego, California 92121
(Address of principal executive offices)

Registrant’s telephone number : (858) 457-2500

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

Yes   [X]     No   [   ]

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  [   ]

      The aggregate market value of the Registrant’s voting stock held by nonaffiliates of the Registrant at March 31, 2001 was $224,074,264.

      The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2001 was 18,993,542.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its July 26, 2001 Annual Meeting of Stockholders (filed June 25, 2001) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1 — BUSINESS

GENERAL

      Advanced Marketing Services, Inc. (“AMS”, “we”, “our”, “us”), provides global customized services to book retailers and publishers. We are a leading distributor of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children’s books; and Spanish-language books. In addition, to a lesser extent, we sell pre-recorded audiocassettes (books on tape). We provide product selection advice, vendor managed inventory (“VMI”) services, specialized merchandising and product development services, and distribution and handling services to membership warehouse clubs and other retailers operating in the United States, Canada, Mexico, the United Kingdom (U.K.), Australia, and certain Pacific Rim countries.

      Due to the continuous introduction of new titles by the book publishing industry, we provide weekly recommendations, tailored to each customer’s marketing priorities, with respect to the new titles to be sold in our customers’ book departments. These recommendations are selected by our buyers from among the over 1,000,000 titles in print and over 50,000 new books published each year. We also create unique products and develop specially packaged book and book-related products for sale to our customers. We support our customers’ inventories by maintaining back-up inventory in our distribution centers for prompt delivery as needed to customer locations. We maintain four domestic regional distribution centers to assure timely delivery to our customers, to enhance our customers’ inventory turnover rates and to reduce our customers’ handling and holding costs. See “Properties”.

      We provide distribution services to a major warehouse club customer and others in the United Kingdom and continue to expand our distribution to other specialty retailers. In Mexico, we distribute products to a variety of retailers, including warehouse clubs, hypermarkets, discount department stores and other specialty retailers. In addition to providing traditional book distribution services to independent bookstores, chain bookstores and department store book departments, our Australian subsidiary provides contract warehousing and direct to consumer capabilities for publishers. In Canada, through our equity interest in Raincoast Books Distribution, Limited (“Raincoast”), we have enhanced our coverage of North America and expanded our distribution network. See “International Business”.

      We publish a limited number of titles through our in-house publishing arm, Advantage Publishers Group, which manages our Thunder Bay, Laurel Glen, Silver Dolphin and Portable Press imprints. While our publishing activities remain a limited part of our overall business operations, we have continued to expand these activities through acquisitions as well as the growth of title offerings.

      We were incorporated in 1982 in California and were reincorporated in Delaware in June 1987. Our executive offices are located at 5880 Oberlin Drive, San Diego, California 92121; telephone (858) 457-2500.

MEMBERSHIP WAREHOUSE CLUB INDUSTRY

      Our customers include for-profit membership warehouse clubs which sell a broad range of primarily brand-name merchandise at or near wholesale prices. Membership warehouse clubs are able to provide their individual and business members, who commonly pay annual membership fees, substantial cost saving on high-quality merchandise through the efficiencies of warehouse-type facilities and a no-frills, self-service operation policy. Membership warehouse club locations typically have approximately 100,000 square feet (2 1/2 acres) of floor space and offer a limited selection of brand-name products in a wide range of merchandise categories. This merchandising approach was introduced in Southern California in 1976. Since then, the membership warehouse club industry has experienced significant growth, with sales estimated to be approximately $63 billion in 2000.

      The following table summarizes our penetration of the warehouse club industry in the U.S. and Canada:

Number of Locations and Locations Served
Membership Warehouse Clubs
United States and Canada(1)

			Locations
	Total Number		Served
Year Ended March 31	of Locations		by AMS

1994	716		596

1995	742		592

1996	755		743

1997	786		776

1998	807		799

1999	832		822

2000	866	(2)	810 (2)

2001	911	(2)	848 (2)

(1)	Only U.S. membership warehouse club locations to which we shipped more than $50,000 per year are included as locations served in the above table.

(2)	The 63 Canadian locations are currently being serviced by our Canadian affiliate Raincoast Book Distribution, Limited. See “International Business”.

      We also serve 62 warehouse club locations in Mexico, 11 in the United Kingdom and ship a limited amount of product to 12 warehouse club locations in various Pacific Rim countries. See “International Business”. The number of locations served is not necessarily indicative of our total sales volume to the warehouse club industry as the volume of our shipments to a location can vary from year to year based on competitive and other factors.

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

      Notwithstanding the appeal of books as a product line, most membership warehouse clubs are not able to apply their standard product purchasing and handling procedures to their book departments. Typically, a membership warehouse club purchases a limited selection of each product category directly from manufacturers who ship to their retail locations. In contrast, in order to be able to offer even a limited selection of books, typically 100 to 250 stock keeping units (skus) at any one time, a membership warehouse club would be required to devote considerable time and resources to selecting from among the over 1,000,000 titles in print and the over 50,000 new books published each year by more than 4,200 publishing houses. The membership warehouse club also would incur high freight and handling costs to receive deliveries from, and make returns to, the numerous vendors of such books. Thus, the unique nature of books has led many membership warehouse clubs to rely on distributors for a portion of their book purchases. See “Risks and Competition”.

OTHER CUSTOMERS

      We supply an assortment of primarily business and computer titles to certain companies in the office product superstore industry. We serve several companies in the rapidly growing computer and electronics superstore marketplace as well as the discount drugstore market. We also serve a variety of other specialty retailers in the children’s education and book businesses. More recently, we began to develop relationships with internet book retailers and now provide product on a limited basis to several internet book retailers. Current business development efforts have also focused on supplying product to the chain bookstore market.

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

      In order to fulfill our business strategy, we are investing in staff, systems enhancements and expansion and automation of our distribution centers. During Fiscal 2001, we continued to upgrade our services and related systems, including proprietary software systems that track and forecast sales for our customers and publishers. All of these investments were funded through internal cash flows.

PRODUCTION SELECTION SERVICES AND PURCHASING PRACTICES

      Our warehouse club customers generally compete in the retail trade book market by offering a limited selection of books (typically 100 to 250 skus compared to 10,000 to 100,000 titles at national bookstore chains and book superstores) at prices which are generally 30% to 45% lower than cover price. We provide our specialty retail customers with book programs that range from as few as 50 titles to programs of several thousand titles. We believe that one of our principal strengths is our ability to select books that will be successful in each customer’s selling environment, which is a function of various factors such as customer base, regional characteristics and marketing priorities. This service is important because many of the books we offer have relatively limited sales lives (typically a few weeks to a few months) due to the relatively rapid introduction of new books to replace titles for which demand has decreased. Therefore, customers rely on our expertise and experience to recommend new titles to be added to their book departments.

      Our book selection process depends on a close working relationship between our general merchandise managers and our major vendors. The process of selecting books generally begins when a publisher’s representative submits pre-publication book summaries to our general merchandise managers. A general merchandise manager evaluates each book on the basis of such factors as subject matter and author; suitability for the customers’ selling environments; visual appeal; the extent of the publisher’s promotion and advertising support; and the estimated number of copies to be printed. Because we are a major customer of many of our vendors, such vendors often consult with us during pre-publication planning, allowing us to influence the design and packaging of many of the books we purchase. After choosing titles, the general merchandise managers, in conjunction with the general marketing managers, determine which specific titles will be recommended to each customer on the basis of their knowledge of the customer base, regional characteristics and marketing priorities.

      Product selection is the responsibility of our Merchandising Department, under the direction of the Executive Vice President-Merchandising to whom 11 professional managers and a staff of approximately 31 associates report. Each general merchandise manager is responsible for several categories of products which include hardcover bestsellers, mass market paperbacks, cooking, travel, regional, computer, gift books (including art and coffee table books), children’s books, calendars, CD-ROM products, pre-recorded audio and video cassettes, computer and Spanish-language books.

      We usually purchase newly published or well established back-list (previously published) titles directly from publishing houses at standard book industry wholesaler discounts, which generally exceed retailer discounts. We do not generally purchase remainder titles, but will occasionally purchase closeout lots of certain titles at higher than normal discounts. Virtually all books sold are returnable to us by our customers for full credit so long as the books are in saleable condition. Approximately 90% of the books we purchased in Fiscal 2001 and 2000 were returnable to the publisher; the balance was purchased on a non-returnable or partially returnable basis, often at higher purchase discounts.

      We publish a limited number of titles through our in-house publishing arm, Advantage Publishers Group, which manages our Thunder Bay, Laurel Glen, Silver Dolphin and Portable Press imprints. While our publishing activities remain a limited part of our overall business operations, we have continued to expand these activities through acquisitions as well as the growth of title offerings. While our publishing activities typically achieve higher product margin, there is increased risk of markdown associated with our inventory of self-published titles. The titles are typically sold to both our customers and to independent and chain bookstores.

      In the years ended March 31, 2001, 2000 and 1999, customer returns represented approximately 19%, 19%, and 20%, respectively, of our gross sales. Customer return rates are impacted by the sales success of individual titles relative to quantities ordered by customers as well as customer ordering practices for different volume locations. Returns to publishers represented approximately 26%, 22%, and 26%, respectively, of our total purchases during the same periods. The recent increase in returns to publishers is attributable to management’s increased focus on inventory and working capital management. The publisher returns rate exceeds the customer returns rate due to our policy of maintaining back-up inventory so that we can respond promptly to customer orders.

      Our reserves for markdowns on inventory decreased by approximately $568,000 to $6,941,000 in Fiscal 2001. We added $2,592,000 to our reserves for markdowns as a result of slower than expected sales of certain books which are not returnable to the publisher and deducted $3,160,000 for actual losses incurred on books for which reserves had previously been made. To the extent that we are unable to sell non-returnable books to our traditional customers, we sell such books to customers where, in certain cases, it is necessary to sell at below our cost. We believe our reserves for markdowns are adequate based on our past experience and present market conditions, although no assurances can be given that actual losses will not exceed present reserves when these non-returnable books are actually sold.

      We make purchases from publishers on varying payment terms. We generally take advantage of discounts for prompt payments, when economically attractive. During the year ended March 31, 2001, we made purchases from approximately 400 publishers. Four publishers individually accounted for 10% or more of our total purchases in Fiscal 2001. These included Random House Inc., Penguin Putnam, Inc., HarperCollins and Simon & Schuster, which accounted for 18%, 16%, 13% and 10%, respectively, of our purchases. We continue to open accounts with new publishers and believe that adequate sources of supply exist to meet anticipated growth. As is customary in the industry, we do not maintain long-term or exclusive purchase commitments or arrangements with any publisher.

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

      We assist in the promotion of the books we sell by creating seasonal merchandising plans and recommending titles based on themes such as Christmas, Back to School, Father’s Day and Easter. We also conduct theme-oriented promotions, frequently tied to specially designed products, such as gardening, taxes, health and fitness, and travel. We coordinate special in-store promotions for a select number of our customers. Customers may also take advantage of our cooperative advertising coordination service whereby we obtain publisher-sponsored advertising for use by our customers.

      The marketing of our products is under the direction of the Executive Vice President — Marketing to whom 10 professional managers and a staff of 23 marketing personnel report. Members of the staff are assigned to each of our customers and present new titles, recommend promotions, coordinate orders and shipments, and handle other customer requests.

PRODUCT DISTRIBUTION AND HANDLING SERVICES

      A critical element of our service is the ability to respond quickly to customers’ orders because an important financial and operating goal of many of our customers is a high inventory turnover rate. We have established a national network of four regional distribution centers to assure rapid deliveries to our customers. These distribution centers are located in general-purpose warehouse facilities in the metropolitan areas of Sacramento, California; Indianapolis, Indiana; Baltimore, Maryland; and Dallas, Texas. At our distribution centers, we receive books from multiple vendors and dispatches, using common and contract carriers, consolidating shipments on a weekly basis to most of our customer locations. Weekly deliveries eliminate the need for customers to stock large inventories on-site and enable our customers to utilize valuable marketing space for other products. Consolidated shipments reduce customer handling and freight costs by eliminating the costs associated with deliveries by multiple vendors. All of our distribution centers are linked with our computerized order-processing center at the San Diego headquarters and, as a result, customer orders are generally shipped within 24 hours of receipt. Because customer orders are generally shipped within 24 hours of receipt, our backlog at any date is usually insignificant and not a meaningful indicator of future sales. Our computer system also enables us to provide information and special reports to assist customers with operations and marketing. For an additional fee, upon request, we will sticker books with the customer inventory item number and retail sales price. We believe that all of these services enhance our customers’ inventory turnover rate and reduce their handling and holding costs.

      We provide a vendor managed inventory replenishment system (“VMI”) designed to reduce the customers’ need to write individual location orders and further improve their inventory turnover. The software we developed for VMI is designed to forecast future book sales based on the expected life cycle of a particular title. These forecasts, coupled with customer point of sale information, enable us to effectively offer advice to manage customer laydown and replenishment orders for each customer location.

      To further enhance our service capabilities, we have installed new software and material handling equipment (“Acupak”) in our distribution facilities in Indianapolis, Sacramento, and Baltimore. The Acupak system is designed to improve our efficiency in handling customer orders, and permits us to service additional customers requiring less than a full carton of a particular title.

      During Fiscal 2001, we formally announced the launch of Advanced Global Distribution (“AGD”), the first global distribution network targeting small and medium-sized publishers. AGD provides a wide variety fulfillment services including credit and collection, publicity and promotion, sales and marketing. Our investment in AGD, coupled with our 1999 investment in Raincoast and the 2000 acquisition of book distributor Bookwise International of Australia (“Bookwise”) enables us to now provide these unique services on a worldwide basis.

INTERNATIONAL BUSINESS

      We operate wholly-owned foreign subsidiaries in the United Kingdom, Mexico and Australia. In addition, in Fiscal 1999 we enhanced our North American coverage through an equity investment in Raincoast Books, a leading Canadian book distributor and publisher.

      Advanced Marketing (UK) Limited was incorporated in September 1993 in the United Kingdom. In 1998 and 1999 we acquired two other book distributors in the United Kingdom, Aura Books, PLC and Metrastock Limited, through our European holding company, Advanced Marketing Europe, Limited. In Fiscal 2001, we acquired Aspen Book Marketing ("Aspen"), a wholesale distributor of specialty books to the Safeway store chain in the United Kingdom. In July 2001, we will be integrating Aspen's existing warehouse operations into our Bicester distribution facility. On June 19, 2001, we acquired a 25% equity interest in U.K.-based The Templar Company, a producer of children's books for the international market. In Fiscal 1999, we combined our distribution facilities in the United Kingdom in order to integrate operations, improve customer service and continue efforts to expand our distribution services. Located in Bicester, Oxfordshire, our 74,000 square-foot distribution center is designed to service the 11 existing locations of a major warehouse club, a major national retail chain store, national department stores, and over 2,000 garden centers and specialty retail outlets in the U.K., and provides potential capacity for further growth through strategic acquisitions and expansion of our customer base.

      Advanced Marketing S. de R.L. de C.V. was incorporated in January 1994 in Mexico. From our headquarters in Mexico City, we distribute books to 62 membership warehouse club locations, as well a variety of general and mass merchandisers, office supply superstores and other specialty retailers. To address the operating challenges in our Mexican subsidiary, we augmented our management, marketing and product capabilities in the U.S. and Mexico with spanish speaking personnel that have extensive Mexican product expertise. In addition, we have expended significant effort in developing relationships with Mexican publishers. Our belief is that this strategy will assist our expansion efforts in Mexico and also create product-sourcing opportunities for the Spanish language market in the United States.

      During Fiscal 2001 and 2000, our Mexican subsidiary reported an operating profit. While there can be no assurance of the continued sales volume and gross margin contributions to generate profits, we believe that we have successfully developed customer and publisher relationships to sustain a viable operation in Mexico.

      In an effort to increase our presence in North America, in September 1999 we acquired a 25% equity interest in Raincoast in Canada. Headquartered in Vancouver, British Columbia, Raincoast has served the Canadian bookselling community since 1979 and has the exclusive Canadian distribution rights for approximately 40 publishers. Raincoast also performs wholesaling services for certain customers and has extensive publishing operations.

      In March 2000, we acquired Bookwise International of Australia headquartered in Adelaide, Australia. Bookwise is a distributor of specialty books in a wide variety of subject areas covering fine art, architecture, craft, photography, cooking, gardening, wine, travel, martial arts and music. Bookwise has a trade account base of over 2,500 customers serving traditional bookstores, chain bookstores and department stores in Australia and New Zealand. We plan to use Bookwise as our platform for expansion into Asia and the Pacific Rim markets.

RISKS AND COMPETITION

      In Fiscal 2001, approximately 85% of our sales were to membership warehouse clubs with the remainder to office product superstores, computer superstores, mass merchandisers, internet retailers, and other specialty retailers. In the year ended March 31, 2001, two particular warehouse club customers accounted for approximately 76% of our net sales. Although we believe we provide services and efficiencies that membership warehouse clubs and other retailers would have difficulty duplicating, we believe that our customers may, from time to time, increase the percentage of books they purchase directly from publishers or from other wholesale distributors. Further, we could lose customers if they discontinue books as a product line, suffer a business failure or merge or consolidate with another entity that we do not currently service. We have no long-term or exclusive purchase commitments with any of our customers. Any loss of a major customer would have a material adverse effect on our business. Given the relatively small number of membership warehouse club chains, our reliance on a few customers is likely to continue. See “Customers”.

      We are a leading supplier of books to the membership warehouse club market, which is highly competitive. We compete in such markets with national book distributors, some of which are larger than we are, and with regional book wholesalers and local book jobbers with whom we compete on the basis of price and service. Certain publishers sell directly to membership warehouse clubs, and one or more of our customers could choose in the future to purchase more of its books directly from publishers. As a result, we could face additional competition from publishers in the future. Membership warehouse clubs face competition from discount and retail bookstore chains that may indirectly affect us. Due to their high sales volume, membership warehouse clubs may represent an attractive market that other book distributors may seek to enter and compete directly with us. We believe that our principal competitive advantages are the ability to select, package, and assort products so that they sell in high volumes; to distribute such products rapidly; to electronically interface with customers; to efficiently manage inventory; to maintain sufficient back-up inventories; and to price products competitively.

      We purchase certain titles on a non-returnable basis, which we in turn may sell on a returnable basis. To the extent that actual sales of such titles do not equal purchased quantities, we risk having inventory remaining which we may be unable to sell at or above our cost. We utilize a team of associates dedicated to selling such remainder product. In addition, we have implemented policies to evaluate more completely the non-returnable inventory risk we assume. However, we have incurred substantial expense in the past to sell such excess inventory and may incur such expense in the future. Although we believe our recorded reserves are adequate to cover our exposures, we may experience an increase in non-returnable inventory and associated markdown costs as a result of our increased publishing activities.

CUSTOMERS

      We are currently servicing four membership warehouse clubs. Our customers account for over 95% of the sales in the warehouse club industry and operate approximately 900 locations throughout the United States, Canada, Mexico, the United Kingdom and certain Pacific Rim countries. Taking into account domestic and international activities, the following table sets forth those customers who accounted for 10% or more of our total net sales in Fiscal 2001, 2000 and 1999.

	Percentage of Net Sales

	2001	2000	1999

Costco Companies, Inc.	38%	40%	40%

SAM’s Club (a unit of Wal-Mart Stores, Inc.)	38%	41%	37%

EMPLOYEES

      At March 31, 2001, we had approximately 700 employees who were engaged in administrative, merchandising, marketing, and warehousing operations. We also hire temporary workers, primarily during the peak holiday season. None of our employees are represented by a labor union. We consider our employee relations to be good.

ITEM 2 — PROPERTIES

      We are headquartered in approximately 58,000 square feet of commercial space in San Diego, California. The space is leased for a 10-year term expiring in 2008 with an annual base rent of $771,180.

      We maintain the following U.S. distribution centers from which we ship to our U.S. customers:

Location	Approximate	Date	Leased
(Metropolitan Area)	Square Footage	Opened	Through

Dallas, Texas	145,000	November 1997	October 2004

Baltimore, Maryland	320,000	April 2001	March 2011

Sacramento, California	320,000	April 2000	September 2010

Indianapolis, Indiana	420,000	June 2001	June 2012

      Each of these distribution centers is leased, with the leases expiring between 2004 and 2012. Annual base rental payments range from $489,000 to $1,463,000. In Fiscal 2002, we will be moving into new distribution facilities in Baltimore and Indianapolis. In July 1999, we moved our United Kingdom operations into a newly leased facility with approximately 74,000 square-feet located in Bicester, Oxfordshire. Under the terms of the 15-year lease agreement, expiring in 2014, we pay an annual base rent of $640,000. Our Australian operation, Bookwise International, leases a 13,000 square-foot warehouse facility in Adelaide, Australia. Under the terms of the five-year lease, expiring in 2005, we pay an annual base rent of approximately $80,000. For our operations in Mexico, we use a third party warehousing and distribution company. In addition, in Mexico and Australia, we lease office space for administrative and sales purposes on short-term leases, the commitments under which are not material.

ITEM 3 — LEGAL PROCEDURES

      We are not a party to any material pending legal proceedings.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended March 31, 2001.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock has been traded on the New York Stock Exchange since November 9, 2000 under the symbol “MKT.” Prior to that time, our Common Stock was traded in the over-the counter market under the Nasdaq National Market Symbol “ADMS.” The following table sets forth the high and low closing prices of the Common Stock, as reported on the New York Stock Exchange since November 9, 2000 and prior to that time as reported on the Nasdaq National Market. On March 31, 2001, we had approximately 2,400 beneficial stockholders and 75 stockholders of record.

Fiscal Quarter	Fiscal 2001		Fiscal 2000

	High	Low	High	Low

First Quarter-Ended July 1/July 3	14.917	12.083	7.375	5.792

Second Quarter-Ended September 30 /October 2	13.417	10.209	10.167	6.708

Third Quarter-Ended December 30/January 1	12.000	10.333	12.625	7.875

Fourth Quarter-Ended March 31	15.600	9.833	14.000	10.167

      In May 1998, we announced our Board of Directors’ intent to declare and pay dividends on our Common Stock at an annual rate of $.10 per share (pre stock splits). On January 21, 1999, we announced that our Board of Directors had approved the declaration of a three for two stock split on February 15, 1999 to stockholders of record on February 1, 1999. At that time, the annual dividend was adjusted to $.067 per share. In May 1999, we announced that our Board of Directors increased the dividend to the annual rate of $.08 per share. On December 13, 1999, we announced that our Board of Directors had declared a second three for two stock split on January 17, 2000 to stockholders of record on January 3, 2000. At that time, the annual dividend was adjusted to $.053 per share. On April 18, 2001, we announced that our Board of Directors had declared a third three for two stock split on May 11, 2001 to stockholders of record on April 27, 2001. At that time, we also announced that our Board of Directors increased the dividend from the split-adjusted $.03467 to the annual rate of $.04 per share, payable on an annual rather than a quarterly basis. All references to shares and share prices included in this document have been restated to reflect all of the stock splits. The declaration and payment of dividends in the future will be subject to the discretion of our Board of Directors and, although they currently intend to do so, no assurance can be given that they will declare and pay dividends in the future. The determination as to the payment of dividends will depend upon, among other things, general business conditions, our financial condition and results of operations, contractual, legal and regulatory restrictions relating to the payment of our dividends and such other factors the Board of Directors may deem relevant.

      On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock having an aggregate cost not to exceed $5 million or 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved a 525,000 share increase in the repurchase program. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001 our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. The total number of shares of Common Stock currently remaining authorized for repurchases under the plan is approximately 600,000 shares. Under the plan, we have repurchased approximately 1,247,000 shares at an average market price of approximately $10.50. As part of the repurchase program, during Fiscal 2000, we purchased, in a private transaction, approximately 225,000 shares for approximately $1.7 million from an affiliate, which reflects a 10 percent discount from the average market price for a specified period. During Fiscal 2001, we purchased approximately 684,000 shares of our stock from our Chairman for approximately $7.5 million, which reflects a 10 percent discount from the average market price for a specified period. The repurchase program has no expiration date and will be financed through internal funds.

ITEM 6 — SELECTED FINANCIAL DATA

      The selected financial data below should be read in conjunction with Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto.

	For the Years Ended March 31,

	(In Thousands, Except Per Share Data)

	2001	2000	1999	1998	1997

RESULTS OF OPERATIONS

Net Sales	$713,578	$627,978	$501,071	$436,599	$385,651

Cost of Goods Sold	613,988	549,080	440,048	390,013	347,277

Gross Profit	99,590	78,898	61,023	46,586	38,374

Distribution and Administrative Expenses	68,216	53,519	41,602	33,730	28,903

Income From Operations	31,374	25,379	19,421	12,856	9,471

Interest Income, Net	2,310	2,191	1,270	1,785	896

Equity in Net Income of Affiliate	512	335	—	—	—

Income Before Provision for Income Taxes	34,196	27,905	20,691	14,641	10,367

Provision for Income Taxes	13,429	10,813	8,178	5,492	3,911

Net Income	$20,767	$17,092	$12,513	$9,149	$6,456

Net Income Per Share-Diluted	$1.06	$.86	$.64	$.48	$.34

Weighted Average Shares Used In Calculation	19,631	19,979	19,692	19,240	19,292

	As of March 31,

	(In Thousands, Except Per Share Data)

	2001	2000	1999	1998	1997

BALANCE SHEET DATA

Working Capital:

Cash and Investments	$34,173	$36,472	$33,056	$37,050	$24,832

Current Assets	$269,359	$253,966	$223,276	$206,842	$177,170

Current Liabilities	$192,730	$179,502	$157,994	$150,724	$125,714

Working Capital	$76,629	$74,464	$65,282	$56,118	$51,456

Total Assets	$301,048	$275,550	$238,396	$218,472	$183,501

Debt	$—	$—	$—	$—	$—

Stockholders’ Equity	$108,318	$96,048	$80,402	$67,748	$57,787

Book Value Per Common Share	$5.70	$4.96	$4.21	$3.58	$3.10

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

      Net income for the fiscal year ended March 31, 2001 was $20,767,000, or $1.06 per diluted share on net sales of $713,578,000. This compares to net income of $17,092,000, or $.86 per diluted share on net sales of $627,978,000 for the previous fiscal year. The 14 percent increase in net sales can be attributed primarily to increases in gross shipments to core customers and, to a lesser extent, the ramping up of our new sales relationship with The Borders Group and increased sales from international divisions.

      We experienced a 19 percent rate of returns from customers in Fiscal 2001, consistent with the Fiscal 2000 rate. This can be attributed to the continuing effectiveness of the company’s proprietary Vendor Managed Inventory (VMI) software. Consistent with our previous practices, reserves have been established based on management’s best estimate of expected future product returns.

      Gross profit for Fiscal 2001 reached $99,590,000, an increase of $20,692,000 from the Fiscal 2000 level. As a percentage of sales, gross profit was 14.0 percent in Fiscal 2001 compared with 12.6 percent in the previous fiscal year. The increase in gross profit margin was primarily a result of increased sales of higher margin juvenile and AMS published books as well as reduced sales of lower margin bestsellers. Additional margin contribution came from our international subsidiaries and publisher incentive programs due in part to a refinement in our method of estimating income under these programs.

      Distribution and administrative expenses increased to $68,216,000 for Fiscal 2001 from $53,519,000 for Fiscal 2000. As a percentage of sales, these expenses rose to 9.6 percent from 8.5 percent for the prior fiscal year. This increase was due primarily to our continuing goal to diversify our worldwide customer base, our commitment to build the infrastructure required to address heightened business requirements on a global level and a $900,000 increase in existing reserves for receivables due to a customer’s filing for Chapter 11 bankruptcy protection. The infrastructure costs included hiring for key new positions and increased depreciation expense related to systems enhancements and facility expansions.

      Interest and dividend income increased to $2,310,000 in Fiscal 2001 from $2,191,000 in the previous fiscal year as a result of higher yields within the investment portfolio. See “Liquidity and Capital Resources”. Our combined federal and state effective tax rate increased to 39.9 percent in Fiscal 2001 compared to 39.2 percent for the prior fiscal year. The Fiscal 2001 provision for income tax was higher due primarily to a lower impact of tax-exempt investment income.

FISCAL 2000 COMPARED TO FISCAL 1999

      Net income for the fiscal year ended March 31, 2000 was $17,092,000, or $.86 per diluted share on net sales of $627,978,000. This compares to net income of $12,513,000, or $.64 per diluted share on net sales of $501,071,000 for the previous fiscal year. The 25 percent increase in net sales was primarily due to increases in gross shipments within the juvenile, bestseller and basic reference categories to our core customers and, to a lesser extent, increased sales from our international subsidiaries.

      We experienced a 19 percent rate of returns from customers in Fiscal 2000 compared with 20 percent in Fiscal 1999. This decrease is a result of continued improvement in efficiency and the refinement of our proprietary VMI program with our core customers. Consistent with our previous practices, reserves have been established based on management’s best estimate of expected future product returns.

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

      Distribution and administrative expenses increased to $53,519,000 for Fiscal 2000 from $41,602,000 for Fiscal 1999. As a percentage of sales, these expenses rose to 8.5 percent from 8.3 percent for the prior fiscal year. This increase was due to the normally higher operating expenses in our international subsidiaries and the continued investment in our corporate infrastructure. These infrastructure costs include hiring for key new positions and increased depreciation expense related to systems enhancements and facility expansion required to strategically grow our business.

      Interest and dividend income increased to $2,191,000 in Fiscal 2000 from $1,270,000 in the previous fiscal year as a result of increased average investment balances. See “Liquidity and Capital Resources”. Our combined federal and state effective tax rate decreased to 39.2 percent in Fiscal 2000 compared to 39.5 percent for the prior fiscal year. The Fiscal 2000 provision for income tax was lower primarily due to higher tax-exempt investment income.

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

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended March 31, 2001, operating activities provided $22,620,000 of cash. In the prior year, operating activities provided $13,351,000 of cash. At March 31, 2001, our cash and cash equivalents and investments had decreased by $2,299,000 compared to March 31, 2000, primarily due to funding of acquisitions, stock repurchases and the strategic growth of our corporate infrastructure offset, in part, by income from operations. Trade accounts receivable increased $25,340,000 compared to one year ago primarily due to an increase in net sales. Inventories at March 31, 2001 decreased $11,576,000 compared to March 31, 2000, due in part to increased sales as well as an increased focus on inventory management. Accounts payable increased by $9,529,000 compared to March 31, 2000, due primarily to increased purchases to support increased sales. The working capital required to finance inventories is directly related to inventory turnover rate and trade credit terms provided by publishers. Trade credit terms from our vendors did not change significantly during Fiscal 2001. Inventory turns increased to 4.9 times in Fiscal 2001 from 4.6 times in Fiscal 2000. The improvement in inventory turns is a result of purchasing efficiencies gained from a better understanding of our customers’ needs through the use of our proprietary VMI software program.

      We had available at March 31, 2001 an unsecured bank line of credit with a maximum borrowing limit of $12,000,000. The interest rate on bank borrowings is based on the prime rate and “Libor” rates. The line of credit expires on August 31, 2002. As of and during the years ended March 31, 2001 and March 31, 2000, we had no borrowings on our bank line of credit.

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

IMPACT OF INFLATION

      We have been subject to relatively low prevailing inflation rates in all countries in which we operate, with the exception of Mexico, during Fiscal 2001, 2000 and 1999. We have generally been able to adjust our selling prices in all countries in which we operate to offset increased costs of merchandise and we expect to be able to continue to do so in the foreseeable future. While our Mexico operations are not a significant part of our overall activities, the continued high rates of inflation in Mexico may result in future foreign currency exchange losses.

STATEMENT OF PURPOSE OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      In December 1995, the Private Securities Litigation Reform Act of 1995 (the “Act”) was enacted. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934, which provide protection from liability in private lawsuits for “forward-looking” statements, made by persons specified in the Act. We desire to take advantage of the “safe harbor” provisions of the Act.

      We wish to caution readers that, with the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the VMI program, changes in technology affecting the book publishing, wholesaling, and distribution business, currency and other risks related to foreign operations, expansion plans, the management of our growth, the results of financing efforts, and other factors discussed in our other filings with the Securities and Exchange Commission. Such factors could affect our actual results during Fiscal 2002 and beyond and cause such results to differ materially from those expressed in any forward-looking statement.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are subject to changes in interest rates primarily from securities held in our investment portfolio. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, and the realization of earnings from such investments. Our cash and cash equivalents consist primarily of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of March 31, 2001, our investments of approximately $4,395,000 are scheduled to mature within one year. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions, or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

      We are subject to foreign currency exposure due to the operation of our foreign subsidiaries, which generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso, and the Australian and Canadian dollar. We generally view as long term our investments in our wholly-owned foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not utilize any hedging transactions against these net investments. Our foreign operations are not a significant part of our overall activities and we believe that the risk associated with our foreign currency exposure is not material on a consolidated basis.

      In June 1998, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 was amended in June 1999 by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and in June 2000 by SFAS No. 138 for “Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes form fair value reflected in operations. We adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in April 2001, and we believe the effect of the adoption will be immaterial to our Consolidated Financial Statements.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advanced Marketing Services, Inc.:

      We have audited the accompanying consolidated balance sheets of Advanced Marketing Services, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Diego, California
May 9, 2001

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND 2000

(In Thousands, Except Share Data)

	2001	2000

Assets

Current Assets:

Cash and Cash Equivalents	$29,774	$31,135

Investments, Available-for-Sale (Note 3)	4,395	3,480

Accounts Receivable-Trade, Net of Allowances For Uncollectible Accounts and Sales Returns of $5,622 in 2001 and $3,971 in 2000	102,375	77,035

Vendor and Other Receivables	3,246	1,888

Inventories, Net	119,845	131,421

Deferred Income Taxes (Note 5)	7,197	6,785

Prepaid Expenses	2,527	2,222

Total Current Assets	269,359	253,966

Property and Equipment	30,021	20,869

Less: Accumulated Depreciation and Amortization	(12,223)	(10,098)

Net Property and Equipment	17,798	10,771

Investments, Available-for-Sale (Note 3)	4	1,857

Goodwill and Other Assets (Note 11)	13,887	8,956

Total Assets	$301,048	$275,550

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts Payable	$175,385	$165,856

Accrued Liabilities	14,208	10,945

Income Taxes Payable	3,137	2,701

Total Current Liabilities	192,730	179,502

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Notes 8 and 9):

Common Stock $.001 Par Value, Authorized 100,000,000 Shares, Issued: 22,663,000 Shares in 2001 and 22,206,000 Shares in 2000

Outstanding: 18,994,000 Shares in 2001 and 19,361,000 Shares in 2000	23	22

Additional Paid-In Capital	33,993	31,055

Deferred Compensation	(830)	—

Retained Earnings	91,177	71,072

Cumulative Other Comprehensive Income (Loss)	(842)	(54)

Less: Treasury Stock, 3,669,000 Shares in 2001 and 2,846,000 Shares in 2000, at Cost	(15,203)	(6,047)

Total Stockholders’ Equity	108,318	96,048

Total Liabilities and Stockholders’ Equity	$301,048	$275,550

The accompanying notes are an integral part of these consolidated balance sheets.

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(In Thousands, Except Per Share Data)

	2001	2000	1999

Net Sales	$713,578	$627,978	$501,071

Cost of Goods Sold	613,988	549,080	440,048

Gross Profit	99,590	78,898	61,023

Distribution and Administrative Expenses	68,216	53,519	41,602

Income From Operations	31,374	25,379	19,421

Interest Income, Net	2,310	2,191	1,270

Equity in Net Income of Affiliate	512	335	—

Income Before Provision For Income Taxes	34,196	27,905	20,691

Provision for Income Taxes (Note 5)	13,429	10,813	8,178

Net Income	$20,767	$17,092	$12,513

Net Income Per Share:

Basic	$1.09	$.89	$.66

Diluted	$1.06	$.86	$.64

Weighted Average Shares Used in Calculation:

Basic	19,077	19,248	19,017

Diluted	19,631	19,979	19,692

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(In Thousands)

	Common Stock					Cumulative Other
	Outstanding		Additional			Comprehensive
			Paid-In	Deferred	Retained	Income	Treasury
	Shares	Amount	Capital	Compensation	Earnings	(Loss)	Stock	Total

Balance, March 31, 1998, as adjusted (Note 1)	18,935	$21	$27,130	$—	$42,718	$(1)	$(2,120)	$67,748

Net Income	—	—	—	—	12,513	—	—	12,513

Foreign Currency Translation	—	—	—	—	—	87	—	87

Unrealized Gain (Loss)	—	—	—	—	—	(1)	—	(1)

Comprehensive Income								12,599

Exercise of Options	175	—	595	—	—	—	—	595

Employee Stock Purchase Plan	6	—	27	—	—	—	—	27

Cash Dividends	—	—	—	—	(567)	—	—	(567)

Balance, March 31, 1999	19,116	21	27,752	—	54,664	85	(2,120)	80,402

Net Income	—	—	—	—	17,092	—	—	17,092

Foreign Currency Translation	—	—	—	—	—	(134)	—	(134)

Unrealized Gain (Loss)	—	—	—	—	—	(5)	—	(5)

Comprehensive Income								16,953

Exercise of Options	652	1	3,195	—	—	—	—	3,196

Repurchase of Common Stock	(424)	—	—	—	—	—	(3,927)	(3,927)

Employee Stock Purchase Plan	17	—	108	—	—	—	—	108

Cash Dividends	—	—	—	—	(684)	—	—	(684)

Balance, March 31, 2000	19,361	22	31,055	—	71,072	(54)	(6,047)	96,048

Net Income	—	—	—	—	20,767	—	—	20,767

Foreign Currency Translation	—	—	—	—	—	(771)	—	(771)

Unrealized Gain (Loss)	—	—	—	—	—	(17)	—	(17)

Comprehensive Income								19,979

Exercise of Options	439	1	1,657	—	—	—	—	1,658

Repurchase of Common Stock	(823)	—	—	—	—	—	(9,156)	(9,156)

Employee Stock Purchase Plan	17	—	174	—	—	—	—	174

Deferred Compensation	—	—	1,107	(1,107)	—	—	—	—

Amortization of Deferred Compensation	—	—	—	277	—	—	—	277

Cash Dividends	—	—	—	—	(662)	—	—	(662)

Balance, March 31, 2001	18,994	$23	$33,993	$(830)	$91,177	$(842)	$(15,203)	$108,318

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(In Thousands)

	2001	2000	1999

Cash Flows from Operating Activities:

Net Income	$20,767	$17,092	$12,513

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Equity in Net Income of Affiliate	(512)	(335)	—

Depreciation and Amortization	3,946	2,805	2,180

Provision for Uncollectible Accounts and Sales Returns	6,033	570	209

Deferred Income Taxes	(412)	(788)	(1,075)

Deferred Compensation	277	—	—

Provision for Markdown of Inventories	2,592	3,242	4,714

Changes in Assets and Liabilities, Net of Effects of Businesses Acquired:

Increase in Accounts Receivable-Trade	(31,756)	(4,359)	(12,016)

(Increase) Decrease in Vendor and Other Receivables	(1,221)	1,746	(1,165)

(Increase) Decrease in Inventories	11,348	(28,508)	(10,686)

Increase in Other Assets	(2,703)	(1,147)	(92)

Increase in Accounts Payable	10,554	20,369	3,636

Increase in Accrued Liabilities	3,264	970	1,844

Increase in Income Taxes Payable	443	1,694	606

Net Cash Provided by Operating Activities	22,620	13,351	668

Cash Flows from Investing Activities:

Cash Used in Acquisitions, Net of Cash Acquired	(5,638)	(1,654)	(967)

Purchase of Property and Equipment, Net	(10,560)	(6,734)	(3,347)

Purchase of Investments, Available-For-Sale	(6,075)	(66,805)	(40,261)

Sale and Redemption of Investments, Available-For-Sale	6,996	67,330	42,462

Net Cash Used in Investing Activities	(15,277)	(7,863)	(2,113)

Cash Flows from Financing Activities:

Proceeds from Exercise of Options and Related Tax Benefit	1,658	3,196	595

Proceeds from Employee Stock Purchase Plan	174	108	27

Purchase of Treasury Stock	(9,156)	(3,927)	—

Dividends Paid	(662)	(684)	(567)

Net Cash Provided by (Used in) Financing Activities	(7,986)	(1,307)	55

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(718)	(235)	(403)

Increase (Decrease) in Cash and Cash Equivalents	(1,361)	3,946	(1,793)

Cash and Cash Equivalents, Beginning of Year	31,135	27,189	28,982

Cash and Cash Equivalents, End of Year	$29,774	$31,135	$27,189

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year For:

Income Taxes	$13,277	$7,803	$8,279

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Advanced Marketing Services, Inc., a Delaware Corporation, provides global customized services to book retailers and publishers. We are a leading distributor of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children’s books; and Spanish-language books. We provide product selection advice, specialized merchandising and product development services, and distribution and handling services to membership warehouse clubs and other retailers operating in the United States, Canada, Mexico, the United Kingdom (UK), and certain Pacific Rim countries. References to Advanced Marketing Services throughout these Consolidated Financial Statements are made using the first person notations of “we”, “our”, or “us.”

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

FOREIGN CURRENCY TRANSLATION

The balance sheet accounts of our foreign operations are translated from their respective foreign currencies into U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate during the respective period. The effects of the translation are recorded as a separate component of other comprehensive income (loss). Exchange gains and losses arising from the transactions denominated in foreign currencies are recorded using the actual exchange differences on the date of the transaction and are included in the Consolidated Statements of Income.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds and short-term municipal instruments.

INVESTMENTS, AVAILABLE-FOR-SALE

Investments, available-for-sale consists principally of debt securities issued by the States of the U.S. and political subdivisions of the States. We account for our investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 which requires the use of fair value accounting for debt and equity securities, except in those cases where there is a positive intent and ability to hold debt securities to maturity. See Note 3.

CONCENTRATION OF CREDIT RISK

We invest our excess cash in debt and equity instruments of financial institutions and corporations with strong credit ratings. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Approximately 76 and 77 percent of our accounts receivable balances at March 31, 2001 and 2000, respectively, were concentrated with two major customers in the warehouse club industry.

ACCOUNTS RECEIVABLE ALLOWANCES

In accordance with industry practice, a significant portion of our products are sold to customers with the right of return. On approximately 90 percent of our purchases, we have the right to return unsold product to publishers. We have provided allowances of $3,054,000 and $2,306,000 as of March 31, 2001 and 2000, respectively, for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions. We also have provided allowances for uncollectible trade accounts receivable of $2,568,000 and $1,665,000 as of March 31, 2001 and 2000, respectively.

VENDOR AND OTHER RECEIVABLES

Vendor and other receivables primarily consist of amounts due from vendors for purchase rebates and for merchandise returned to vendors.

INVENTORIES

Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market. Our rights to return to publishers were limited or nonexistent on approximately 27 and 29 percent of our inventories at March 31, 2001 and 2000, respectively.

GOODWILL

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets recorded in connection with our acquisitions, is amortized on a straight-line basis over the estimated lives of between 20 and 25 years, depending on the estimated useful life of the intangible assets acquired. Goodwill totaled $9,905,000 and $6,465,000, net of accumulated amortization of $943,000 and $511,000, as of March 31, 2001 and 2000, respectively.

LONG-LIVED ASSETS

On a regular basis, we evaluate and assess our assets for impairment and we make appropriate adjustments when an asset is deemed to be impaired. In performing this analysis, we estimate future cash flows to be generated as a result of operations compared against the carrying value of related assets.

SIGNIFICANT CUSTOMERS

A substantial portion of the revenue earned by our operations is derived from a limited number of customers. Taking into account domestic and international activities, our two largest customers accounted for approximately 38 and 38 percent of net sales in Fiscal 2001, 40 and 41 percent of net sales in Fiscal 2000 and 40 and 37 percent of net sales in Fiscal 1999. No other customers accounted for 10 percent or more of our net sales during these years.

REVENUE RECOGNITION

We recognize sales and related cost of sales upon delivery of merchandise to customer locations. We provide reserves for the effect of estimated future sales returns. We include revenues and associated expenses related to our advertising activities in Distribution and Administrative Expenses.

In December 1999, The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements: (“SAB 101”). This bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. In June 2000, the SEC issued SAB 101B which deferred the implementation of SAB 101 to the fourth quarter results for fiscal years beginning after December 15, 1999. We believe our accounting policies conform to the provisions of SAB 101 and the adoption of SAB 101 did not have a material impact to our Consolidated Financial Statements.

INCOME TAXES

We provide currently for taxes on income regardless of when such taxes are payable in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. See Note 5.

PROPERTY AND EQUIPMENT

A summary of property and equipment as of March 31, 2001 and 2000 is as follows (in thousands):

	2001	2000

Leasehold Improvements	$1,658	$1,419

Office Furniture, Equipment and Software	11,968	11,366

Warehouse Equipment	9,664	5,231

Construction in Progress	6,639	2,718

Autos	92	135

	30,021	20,869

Less: Accumulated Depreciation and Amortization	(12,223)	(10,098)

	$17,798	$10,771

Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives (ranging from three to five years) of the assets. Maintenance, repairs and minor renewals are charged to earnings when they are incurred. Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

We account for our internal-use software in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs. We have capitalized approximately $5,503,000, $1,056,000 and $0 for the fiscal years ended March 31, 2001, March 31, 2000 and March 31, 1999, respectively.

PER SHARE INFORMATION

On February 15, 1999, we effected a three for two stock split to stockholders of record on February 1, 1999. On January 17, 2000, we effected a three for two stock split to stockholders of record on January 3, 2000. On May 11, 2001, we effected an additional three for two stock split to stockholders of record on April 27, 2001. Accordingly, all references to shares and earnings per share amounts included in these Consolidated Financial Statements have been restated to reflect the stock splits.

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

	Years Ended March 31,

	2001	2000	1999

Net Income	$20,767	$17,092	$12,513

Weighted Average Common Shares Outstanding	19,077	19,248	19,017

Basic Earnings Per Share	$1.09	$.89	$.66

Weighted Average Common Shares Outstanding	19,077	19,248	19,017

Dilutive Common Stock Options	554	731	675

Total Diluted Weighted Average Common Shares	19,631	19,979	19,692

Diluted Earnings Per Share	$1.06	$.86	$.64

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 was amended in June 1999 by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000 by SFAS No. 138 for “Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes form fair value reflected in operations. We adopted the provisions of SFAS No.133, as amended by SFAS No. 137 and SFAS No. 138, in April 2001, and we believe the effect of the adoption will be immaterial to our Consolidated Financial Statements.

In April 2000, the FASB issued FASB Interpretation Number (“FIN”) 44, “Accounting For Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25.” FIN 44 affects certain awards and modifications made after December 15, 1998 and was effective for all new awards granted beginning July 2000. The adoption of FIN 44 during Fiscal 2001 did not materially impact the accounting of our stock based compensation.

In July 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 00-10, “Accounting For Shipping and Handling Fees and Costs.” EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. There has been no consensus at this time in the treatment for the related costs. This EITF was effective in the fiscal year ended March 31, 2001. The adoption of EITF 00-10 did not have a material effect on our Consolidated Financial Statements, results of operations or related disclosures thereto.

2. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

We operate in one industry segment and in several geographic regions.

Net sales by geographic region are as follows (in thousands):

	Years Ended March 31,

	2001	2000	1999

United States	$662,101	$586,143	$465,229

United Kingdom	43,571	37,682	33,317

Mexico	4,896	4,153	2,525

Australia	3,010	—	—

	$713,578	$627,978	$501,071

Net identifiable assets of our operations in different geographic areas are as follows (in thousands):

	As of March 31,

	2001	2000

United States	$252,378	$251,678

United Kingdom	41,728	19,114

Mexico	3,271	2,827

Australia	3,671	1,931

	$301,048	$275,550

3. INVESTMENTS, AVAILABLE-FOR-SALE

Investments, available-for-sale at March 31, 2001 and 2000 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2001

Debt Securities Issued by the States of the U.S. and Political Subdivisions of the States	$4,416	$—	$17	$4,399

March 31, 2000

Debt Securities Issued by the States of the U.S. and Political Subdivisions of the States	$5,335	$6	$4	$5,337

Investments in debt securities issued by States of the U.S. and political subdivisions of the States as of March 31, 2001 of approximately $4,395,000 are scheduled to mature within one year. For the year ended March 31, 2001, we sold no investment prior to its maturity date. We recognized no gain or loss on these investments. Proceeds from investments sold prior to maturity for Fiscal 2000 totaled approximately $12,192,000 on which a net gain of approximately $4,000 was realized. Proceeds from investments sold prior to maturity for Fiscal 1999 totaled approximately $19,159,000 on which a net gain of approximately $120,000 was realized. We use the specific identification method in determining cost of these investments.

4. LINE OF CREDIT

We had available at March 31, 2001 an unsecured bank line of credit with a maximum borrowing limit of $12,000,000. The interest rate on bank borrowings is based on the prime rate and “Libor” rates. The line of credit expires on August 31, 2002. As of and during the years ended March 31, 2001 and March 31, 2000, we had no borrowings on our bank line of credit.

5. INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	Years Ended March 31,

	2001	2000	1999

Current:

Federal	$11,182	$9,562	$7,574

State	2,659	2,039	1,679

Deferred:

Federal	(339)	(711)	(906)

State	(73)	(77)	(169)

	$13,429	$10,813	$8,178

A reconciliation of the provision for income taxes at the statutory federal income tax rate of 35 percent in Fiscal 2001, 2000 and 1999 to the effective tax provision as reported is as follows (in thousands):

	Years Ended March 31,

	2001	2000	1999

Taxes at Statutory Federal Rate	$11,968	$9,767	$7,242

State Income Taxes, Net of Federal Benefit	1,690	1,270	942

Tax-Exempt Interest and Dividend Income	(393)	(421)	(262)

Other	164	197	256

	$13,429	$10,813	$8,178

The temporary differences that give rise to the deferred tax assets as of March 31, 2001 and 2000 are as follows (in thousands):

	As of March 31,

	2001	2000

Inventory Reserves	$3,077	$3,468

Allowances for Sales Returns and Uncollectible Accounts	1,654	1,453

Depreciation and Amortization	280	228

Vacation Pay and Accrued Compensation	288	135

Accounts Payable Accruals	684	702

Deferred Compensation	1,198	782

Other	16	17

	$7,197	$6,785

6. COMMITMENTS AND CONTINGENCIES

We lease facilities and some equipment under non-cancelable operating leases. Rental expense for the years ended March 31, 2001, 2000 and 1999 was $5,266,000, $3,982,000 and $3,867,000 respectively. The leases have initial expiration dates ranging from 2001 to 2014. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

At March 31, 2001, the aggregate future minimum rentals are as follows (in thousands):

Year Ending March 31,	Amount

2002	$6,155

2003	6,127

2004	6,078

2005	5,881

2006	6,144

Thereafter	6,017

$36,402

We are involved in various claims and lawsuits incidental to our business and management believes that the outcome of any of those matters will not have a material adverse effect on our Consolidated Financial Statements or results of operations.

7. EMPLOYEE BENEFIT PLANS

We have a qualified 401(k) profit-sharing plan covering substantially all of our employees. We match, at a 25 percent rate, employee contributions up to 4 percent of compensation. In Fiscal Years 2001, 2000 and 1999, our matching contributions were $126,000, $87,000 and $86,000, respectively. The plan also permits us to make discretionary contributions as approved by our Board of Directors. Our discretionary contributions were $554,000, $526,000 and $497,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

We also have a deferred compensation plan which permits eligible employees, including officers, to defer a portion of their compensation and requires us to make matching contributions and pay accrued interest as provided in the plan. The deferred compensation liability, including our matching contributions and accumulated interest, was approximately $3,029,000 and $1,977,000 at March 31, 2001 and 2000, respectively. We fund the deferred compensation plan under a trust agreement through which we pay to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan. The expense associated with the plan, including life insurance costs, was $565,000, $357,000 and $236,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

8. STOCK PLANS

We have two stock option plans which provide for the grant of incentive or nonqualified stock options to employees and directors. Nonemployee directors are only eligible for nonqualified stock options. We may grant incentive stock options at prices not less than 100 percent of the fair market value of the shares at the date of grant (110 percent with respect to optionees who are 10 percent or more stockholders). Nonqualified options may be granted at prices not less than 85 percent of the fair market value of such shares at the date of grant. Options granted under the Plans become exercisable in installments as determined by the Board of Directors. There were 2,281,500 shares issuable pursuant to options granted under our 1987 Plan and as of March 31, 1997, no further options may be granted under this plan. As of March 31, 2001, there were 3,693,750 shares issuable pursuant to options granted under our 1995 Plan. The expiration date of the options is determined by the Board of Directors and may not exceed 10 years for incentive options (5 years with respect to optionees who are 10 percent or more stockholders) and 10 years and 1 day for nonqualified options.

We have adopted the disclosure only provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for stock options. Had compensation expense been recorded for options granted in Fiscal Years 2001, 2000 and 1999, our net income and earnings per share would have been reduced by approximately $1,382,000, or $.07 per share, $831,000 or $.04 per share and approximately $359,000, or $.02 per share in Fiscal 2001, 2000 and 1999, respectively. These amounts are for disclosure purposes only and may not be representative of future calculations since additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for Fiscal Years 2001, 2000 and 1999, respectively: expected volatility of 76, 56 and 37 percent; risk-free interest rate of 6.1, 6.5 and 5.3 percent; weighted average dividend yield of .54, .34 and .28 percent; expected option life of 5 years.

The changes in the number of common shares under option for the years ended March 31, 1999, 2000 and 2001 are summarized as follows:

	1995 Plan			1987 Plan

	Number of	Weighted		Number	Weighted
Outstanding	Shares	Avg. Price	Share Range	of Shares	Avg. Price	Share Range

As of March 31, 1998	1,124,550	$2.33		486,507	$1.63

Granted	745,875	6.45		—	—

Exercised	52,650	2.38		122,512	1.59

Forfeited	276,750	2.87		1,350	1.54

As of March 31, 1999	1,541,025	3.23		362,645	1.65

Granted	645,750	6.73		—	—

Exercised	478,050	2.03		173,381	1.63

Forfeited	55,800	4.15		—	—

As of March 31, 2000	1,652,925	4.89		189,264	1.67

Granted	1,479,189	11.34		—	—

Exercised	359,841	3.73		79,275	1.28

Forfeited	151,088	7.14		—	—

As of March 31, 2001	2,621,185	$8.57	$2.33-14.00	109,989	$1.76	$1.26-3.31

Exercisable as March 31, 2001	500,850	$5.09	$2.33-12.92	109,989	$1.76	$1.26-3.31

On July 23, 1998, we introduced an Employee Stock Purchase Plan which permits eligible employees to defer a portion of their compensation in order to purchase shares of our stock. The maximum number of shares that may be purchased under the Plan is 337,500 shares, subject to adjustment under certain circumstances. The amount of shares purchased under the plan were approximately 17,000, 17,000 and 6,000 in Fiscal 2001, 2000 and 1999, respectively.

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock having an aggregate cost not to exceed $5 million or 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved a 525,000 share increase in the repurchase program. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program. Under the plan, we have repurchased approximately 1,247,000 shares at an average market price of approximately $10.50. As part of the repurchase program, during Fiscal 2000, we purchased, in a private transaction, approximately 225,000 shares for approximately $1.7 million from an affiliate, which reflects a 10 percent discount from the average market price for a specified period. During Fiscal 2001, we purchased approximately 684,000 shares of our stock from our Chairman for approximately $7.5 million, which reflects a 10 percent discount from the average market price for a specified period. The repurchase program has no expiration date and will be financed through internal funds.

9. EQUITY TRANSACTIONS

During Fiscal 2001, we recorded $1,107,000 in deferred compensation for approximately 411,000 stock options granted under our Stock Option Plan. The compensation is being amortized to expense over the vesting period of the options and we have expensed approximately $277,000 during the fiscal year ended March 31, 2001. The net balance of the remaining deferred compensation has been recorded as a separate component of stockholders’ equity.

10. EQUITY IN NET INCOME OF AFFILIATE

In September 1999, we acquired a 25 percent minority interest in Raincoast Book Distribution, Limited, a leading Canadian book distributor, for approximately $900,000. Headquartered in Vancouver, British Colombia, Raincoast has the exclusive distribution rights for approximately 40 publishers in Canada. In addition, Raincoast, through its own proprietary imprint label, publishes a wide variety of books. We accounted for the investment under the equity method of accounting and, consistent with our policy regarding international subsidiaries, we include our portion of Raincoast’s operating results in our Consolidated Statements of Income one month in arrears.

11. ACQUISITIONS

UNCLE JOHN’S BATHROOM READER

In August 2000, we acquired certain net assets and the publishing rights of Uncle John’s Bathroom Reader for approximately $2.5 million. Uncle John’s Bathroom Reader is a series of “info-tainment” books that is distributed through a variety of mass-market outlets. We will integrate this product series together with the assets acquired with our other publishing activities from the date of acquisition. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the publishing rights assumed from Earthworks Press Inc. were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $2,261,000 is being amortized over 20 years.

ASPEN BOOK MARKETING

In August 2000, we acquired certain net assets of the wholesale distribution business of Aspen Book Marketing for approximately $3.3 million. Aspen is a distributor of specialty books to the Safeway store chain across the UK. We accounted for the acquisition as a purchase and, accordingly, the assets acquired from Aspen Book Marketing were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $777,000 is being amortized over 20 years.

BOOKWISE INTERNATIONAL OF AUSTRALIA

In March 2000, we acquired certain assets and assumed certain liabilities of the wholesale distribution business of Bookwise International of Australia for approximately $2.0 million. Bookwise is a distributor of specialty books in a wide variety of subject areas. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the liabilities assumed from Bookwise were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $1.3 million is being amortized over 20 years. The operating results of Bookwise were not included in the accompanying Consolidated Statement of Income for the year ended March 31, 2000, as the amounts were not material and it is our policy to include the operating results of our foreign subsidiaries as of February 28.

12. SUBSEQUENT EVENTS (UNAUDITED)

On May 25, 2001, our Board of Directors approved an additional 350,000 share increase in the repurchase program. The total number of shares of Common Stock currently remaining authorized for repurchases under the plan is approximately 600,000 shares.

On June 19, 2001, we acquired a 25 percent equity interest in The Templar Company, PLC for $1.3 million. Located in the United Kingdom, The Templar Company is a producer of children’s books for the international market.

13. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Fiscal Quarters (Years Ended March 31,)

	(In Thousands, Except Per Share Data)

	1st	2nd	3rd	4th

Fiscal 2001

Net Sales	$148,189	$177,130	$246,144	$142,115

Cost of Sales	128,628	155,321	208,328	121,711

Net Income	2,986	3,679	11,416	2,686

Net Income Per Share:

Basic	$.16	$.19	$.60	$.14

Diluted	$.15	$.19	$.58	$.14

Weighted Average Shares Used in Calculation:

Basic	19,102	19,225	19,093	18,889

Diluted	19,806	19,872	19,707	19,465

Fiscal 2000

Net Sales	$130,782	$145,238	$223,622	$128,336

Cost of Sales	115,139	128,622	193,319	112,000

Net Income	2,472	3,016	9,180	2,424

Net Income Per Share:

Basic	$.13	$.16	$.48	$.13

Diluted	$.12	$.15	$.46	$.12

Weighted Average Shares Used in Calculation:

Basic	19,157	19,323	19,254	19,256

Diluted	19,801	20,024	19,986	20,049

Fiscal 1999

Net Sales	$96,810	$116,054	$168,183	$120,024

Cost of Sales	84,929	102,804	145,749	106,566

Net Income	1,651	2,310	6,843	1,709

Net Income Per Share:

Basic	$.09	$.12	$.36	$.09

Diluted	$.08	$.12	$.35	$.09

Weighted Average Shares Used in Calculation:

Basic	18,945	19,001	19,035	19,092

Diluted	19,641	19,530	19,552	19,713

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Part III, Items 10, 11, 12, and 13, is hereby incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management,” “Management,” “Executive Compensation - Summary of Cash and Other Compensation,” “- Option Grants” and “- Option Exercises and Holdings,” “Certain Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on June 25, 2001.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. See Index to Consolidated Financial Statements contained in Item 8 herein.

2. See Index to Schedule to Consolidated Financial Statements included herein.

3. See Item 14(c) for Index of Exhibits.

(b)	Report on Form 8-K, Item 5 — Filed on May 29, 2001

(c)	Exhibits

3.1 Certificate of Incorporation, as amended.

3.2 Bylaws, as amended.

10.1 1987 Stock Option Plan(1)

10.2 Employee Profit-Sharing Plan(2)

10.3 1995 Stock Option Plan(3)

10.4 Employee Stock Purchase Plan(4)

21.0 Subsidiaries of the Registrant

23.1 Consent of Arthur Andersen LLP

(d)	The required financial statement schedules are listed on the Index to Schedule to Consolidated Financial Statements included herein.

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 0-16002) for the fiscal year ended March 31, 1992, as filed on June 26, 1992.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-14596) filed on May 28, 1987.

(3)	Incorporated by reference to Registrant’s Registration Statements on Form S-8 (File No. 333-42854) filed on August 2, 2000.

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-59341) filed on July 17, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC.

Date:	June 29, 2001	By:	/s/ Charles C. Tillinghast, III

Charles C. Tillinghast, III
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	June 29, 2001	By:	/s/ Charles C. Tillinghast, III

Charles C. Tillinghast, III
Chairman of the Board and Director

Date:	June 29, 2001	By:	/s/ Michael M. Nicita

Michael M. Nicita
Chief Executive Officer and Director (Principal Executive)

Date:	June 29, 2001	By:	/s/ Edward J. Leonard

Edward J. Leonard
Executive Vice President and Chief Financial Officer and Secretary

Date:	June 29, 2001	By:	/s/ Loren C. Paulsen

Loren C. Paulsen
Director

Date:	June 29, 2001	By:	/s/ James A. Leidich

James A. Leidich
Director

Date:	June 29, 2001	By:	/s/ E. William Swanson, Jr.

E. William Swanson, Jr.
Director

Date:	June 29, 2001	By:	/s/ Trygve E. Myhren

Trygve E. Myhren
Director

Date:	June 29, 2001	By:	/s/ Lynn S. Dawson

Lynn S. Dawson
Director

Date:	June 29, 2001	By:	/s/ Robert F. Bartlett

Robert F. Bartlett
Director

ADVANCED MARKETING SERVICES, INC.
INDEX TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Schedule:

II Valuation and Qualifying Accounts	33

      All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements of Advanced Marketing Services, Inc. or in the notes thereto.

SCHEDULE II

ADVANCED MARKETING SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(In Thousands)

	Balance at	Additions		Balance at
	Beginning	Charged		End of
	of Period	to Income	Deductions	Period

1999

Allowance for uncollectible accounts and sales returns	$4,012	$209	$547	$3,674

Reserve for markdown of inventory	$6,829	$4,714	$3,642	$7,901

2000

Allowance for uncollectible accounts and sales returns	$3,674	$570	$273	$3,971

Reserve for markdown of inventory	$7,901	$3,242	$3,634	$7,509

2001

Allowance for uncollectible accounts and sales returns	$3,971	$6,033	$4,382	$5,622

Reserve for markdown of inventory	$7,509	$2,592	$3,160	$6,941