Form 10-K/A
period 2001-03-31
ADVANCED MARKETING SERVICES INC
filed 2001-07-10
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Yes   [X]     No   [   ]

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A:  [   ]

      The aggregate market value of the Registrant’s voting stock held by nonaffiliates of the Registrant at March 31, 2001 was $224,074,264.

      The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2001 was 18,993,542.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its July 26, 2001 Annual Meeting of Stockholders (filed June 25, 2001) are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

      Advanced Marketing Services, Inc. is filing this amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 in order to correct a misclassification within our Consolidated Statements of Cash Flows. The misclassification, in the amount of approximately $3,600,000, was contained within the Cash Flows from Operating Activities and resulted in an overstatement of the Provision for Uncollectible Accounts and Sales Returns and an equal overstatement of the Increase in Accounts Receivable- Trade. The revision has no impact on the previously reported Net Cash Provided by Operating Activities or on our Consolidated Balance Sheets or Statements of Income.

PART II

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advanced Marketing Services, Inc.:

      We have audited the accompanying consolidated balance sheets of Advanced Marketing Services, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows as revised (see Note 1) for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts as revised (see Note 1), is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Diego, California
July 9, 2001

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

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Revised — see Note 1)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(In Thousands)

	2001	2000	1999

Cash Flows from Operating Activities:

Net Income	$20,767	$17,092	$12,513

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Equity in Net Income of Affiliate	(512)	(335)	—

Depreciation and Amortization	3,946	2,805	2,180

Provision for Uncollectible Accounts and Sales Returns	2,451	570	209

Deferred Income Taxes	(412)	(788)	(1,075)

Deferred Compensation	277	—	—

Provision for Markdown of Inventories	2,592	3,242	4,714

Changes in Assets and Liabilities, Net of Effects of Businesses Acquired:

Increase in Accounts Receivable-Trade	(28,174)	(4,359)	(12,016)

(Increase) Decrease in Vendor and Other Receivables	(1,221)	1,746	(1,165)

(Increase) Decrease in Inventories	11,348	(28,508)	(10,686)

Increase in Other Assets	(2,703)	(1,147)	(92)

Increase in Accounts Payable	10,554	20,369	3,636

Increase in Accrued Liabilities	3,264	970	1,844

Increase in Income Taxes Payable	443	1,694	606

Net Cash Provided by Operating Activities	22,620	13,351	668

Cash Flows from Investing Activities:

Cash Used in Acquisitions, Net of Cash Acquired	(5,638)	(1,654)	(967)

Purchase of Property and Equipment, Net	(10,560)	(6,734)	(3,347)

Purchase of Investments, Available-For-Sale	(6,075)	(66,805)	(40,261)

Sale and Redemption of Investments, Available-For-Sale	6,996	67,330	42,462

Net Cash Used in Investing Activities	(15,277)	(7,863)	(2,113)

Cash Flows from Financing Activities:

Proceeds from Exercise of Options and Related Tax Benefit	1,658	3,196	595

Proceeds from Employee Stock Purchase Plan	174	108	27

Purchase of Treasury Stock	(9,156)	(3,927)	—

Dividends Paid	(662)	(684)	(567)

Net Cash Provided by (Used in) Financing Activities	(7,986)	(1,307)	55

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(718)	(235)	(403)

Increase (Decrease) in Cash and Cash Equivalents	(1,361)	3,946	(1,793)

Cash and Cash Equivalents, Beginning of Year	31,135	27,189	28,982

Cash and Cash Equivalents, End of Year	$29,774	$31,135	$27,189

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year For:

Income Taxes	$13,277	$7,803	$8,279

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

REVISED STATEMENT OF CASH FLOWS

Subsequent to the issuance of our Fiscal 2001 financial statements, we discovered a misclassification within our Consolidated Statements of Cash Flows. The misclassification, in the amount of approximately $3,600,000, was contained within the Cash Flows from Operating Activities and resulted in an overstatement of the Provision for Uncollectible Accounts on Sales Returns and an equal overstatement of the Increase in Accounts Receivable — Trade. Accordingly, our Fiscal 2001 Consolidated Statement of Cash Flows has been revised to correct this misclassification. The revision had no impact on the previously reported Net Cash Provided by Operating Activities or on our Consolidated Balance Sheets or Statements of Income.

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

ADVANCED MARKETING SERVICES, INC.

Date:	July 10, 2001	By:	/s/ Charles C. Tillinghast, III

Charles C. Tillinghast, III
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	July 10, 2001	By:	/s/ Charles C. Tillinghast, III

Charles C. Tillinghast, III
Chairman of the Board and Director

Date:	July 10, 2001	By:	/s/ Michael M. Nicita

Michael M. Nicita
Chief Executive Officer and Director (Principal Executive)

Date:	July 10, 2001	By:	/s/ Edward J. Leonard

Edward J. Leonard
Executive Vice President and Chief Financial Officer and Secretary

Date:	July 10, 2001	By:	/s/ Loren C. Paulsen

Loren C. Paulsen
Director

Date:	July 10, 2001	By:	/s/ James A. Leidich

James A. Leidich
Director

Date:	July 10, 2001	By:	/s/ E. William Swanson, Jr.

E. William Swanson, Jr.
Director

Date:	July 10, 2001	By:	/s/ Trygve E. Myhren

Trygve E. Myhren
Director

Date:	July 10, 2001	By:	/s/ Lynn S. Dawson

Lynn S. Dawson
Director

Date:	July 10, 2001	By:	/s/ Robert F. Bartlett

Robert F. Bartlett
Director

ADVANCED MARKETING SERVICES, INC.
INDEX TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Schedule:

II Valuation and Qualifying Accounts (As Revised)	33

      All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements of Advanced Marketing Services, Inc. or in the notes thereto.

SCHEDULE II

ADVANCED MARKETING SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS (As Revised) — See Note 1
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(In Thousands)

	Balance at	Additions		Balance at
	Beginning	Charged		End of
	of Period	to Income	Deductions	Period

1999

Allowance for uncollectible accounts and sales returns	$4,012	$209	$547	$3,674

Reserve for markdown of inventory	$6,829	$4,714	$3,642	$7,901

2000

Allowance for uncollectible accounts and sales returns	$3,674	$570	$273	$3,971

Reserve for markdown of inventory	$7,901	$3,242	$3,634	$7,509

2001

Allowance for uncollectible accounts and sales returns	$3,971	$2,451	$800	$5,622

Reserve for markdown of inventory	$7,509	$2,592	$3,160	$6,941