Form 10-Q
period 2001-06-30
ADVANCED MARKETING SERVICES INC
filed 2001-08-14
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

Commission File Number: 0-16002

ADVANCED MARKETING SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3768341 (I.R.S. Employer Identification No.)

5880 Oberlin Drive
San Diego, California 92121
(Address of principal executive offices)
(Zip Code)

(858) 457-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [   ]

The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2001 was 19,127,742.

ADVANCED MARKETING SERVICES, INC.

Index to Form 10-Q
June 30, 2001

Page

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Income (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 - 13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

ITEM 5. OTHER INFORMATION	15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES	16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30,	March 31,	July 1,
	2001	2001	2000

	(Unaudited)		(Unaudited)
ASSETS

Current Assets:

Cash and Cash Equivalents	$26,849	$29,774	$21,167

Investments, Available-For-Sale	4,379	4,395	3,145

Accounts Receivable , Net of Allowances for Uncollectible Accounts and Sales Returns of $6,039 at June 30, 2001, $5,622 at March 31, 2001 and $3,284 at July 1, 2000	102,703	105,621	91,265

Inventories, Net	144,870	119,845	145,436

Deferred Income Taxes	7,874	7,197	6,785

Prepaid Expenses	2,232	2,527	2,957

Total Current Assets	288,907	269,359	270,755

Property and Equipment, At Cost	34,141	30,021	23,700

Less: Accumulated Depreciation and Amortization	(13,087)	(12,223)	(10,673)

Net Property And Equipment	21,054	17,798	13,027

Investments, Available-For-Sale	1,213	4	871

Goodwill and Other Assets	14,845	13,887	9,139

TOTAL ASSETS	$326,019	$301,048	$293,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	$197,884	$175,385	$185,727

Accrued Liabilities	13,122	14,208	9,837

Income Taxes Payable	2,904	3,137	2,428

Total Current Liabilities	213,910	192,730	197,992

Commitments and Contingencies

Stockholders’ Equity:

Common Stock, $.001 Par Value, Authorized 100,000,000 Shares, Issued 22,797,000 Shares at June 30, 2001, 22,663,000 Shares at March 31, 2001 and 22,388,000 Shares at July 1, 2000	23	23	22

Additional Paid-In Capital	34,798	33,993	31,485

Deferred Compensation	(782)	(830)	—

Retained Earnings	94,263	91,177	73,893

Cumulative Other Comprehensive Loss	(990)	(842)	(81)

Less: Treasury Stock, 3,669,000 shares at June 30, 2001 and March 31, 2001 and 3,146,000 shares at July 1, 2000, at cost	(15,203)	(15,203)	(9,519)

Total Stockholders’ Equity	112,109	108,318	95,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$326,019	$301,048	$293,792

The accompanying notes are an integral part of these consolidated balance sheets.

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Amounts in Thousands, Except Per Share Data)

	Three Months Ended

	June 30,	July 1,
	2001	2000

Net Sales	$146,978	$148,189

Cost of Goods Sold	125,681	128,628

Gross Profit	21,297	19,561

Distribution and Administrative Expenses	16,399	15,041

Income From Operations	4,898	4,520

Interest Income, Net	422	400

Equity in Net Loss of Affiliate	(240)	(5)

Income Before Provision For Income Taxes	5,080	4,915

Provision for Income Taxes	1,994	1,929

Net Income	$3,086	$2,986

Net Income Per Share:

Basic	$.16	$.16

Diluted	$.16	$.15

Weighted Average Shares Used in Calculation:

Basic	19,052	19,102

Diluted	19,823	19,807

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Amounts in Thousands)

	Three Months Ended

	June 30,	July 1,
	2001	2000

Cash Flows From Operating Activities:

Net Income	$3,086	$2,986

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:

Equity in Net Loss of Affiliate	240	5

Depreciation and Amortization	1,022	804

Provision for Uncollectible Accounts and Sales Returns	510	(359)

Provision for Markdown of Inventories	465	665

Deferred Income Taxes	(677)	—

Deferred Compensation	55	—

Changes in Assets and Liabilities, Net of Effects of Business Acquired

(Increase) Decrease in Accounts Receivable — Trade	2,449	(12,053)

Increase in Inventories	(25,580)	(14,471)

(Increase) Decrease in Other Assets	293	(924)

Increase in Accounts Payable	22,472	20,300

Decrease in Accrued Liabilities	(1,077)	(1,113)

Decrease in Income Taxes Payable	(213)	(305)

Net Cash Provided by (Used In) Operating Activities	3,045	(4,465)

Cash Flows From Investing Activities:

Purchase of Property and Equipment, Net	(4,088)	(2,825)

Investment in Equity of Affiliate	(1,323)	—

Purchase of Investments, Available-For-Sale	(2,862)	(999)

Sale and Redemption of Investments, Available-For-Sale	1,639	2,325

Net Cash Used In Investing Activities	(6,634)	(1,499)

Cash Flows From Financing Activities:

Proceeds from Exercise of Options and Related Tax Benefits	805	430

Purchase of Treasury Stock	—	(3,472)

Dividends Paid	—	(165)

Net Cash Provided by (Used In) Financing Activities	805	(3,207)

Effect of Exchange Rate Changes on Cash	(141)	(797)

Net Decrease in Cash and Cash Equivalents	(2,925)	(9,968)

CASH AND CASH EQUIVALENTS, Beginning of Period	29,774	31,135

CASH AND CASH EQUIVALENTS, End of Period	$26,849	$21,167

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three months ended June 30, 2001 and July 1, 2000 have been prepared in accordance with accounting principles generally accepted in the United States and with instructions to Form 10-Q. Reference should be made to the annual financial statements, including footnotes thereto, included in the Advanced Marketing Services, Inc. (AMS, we, us and our) Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2001. The accompanying financial statements were not examined by our independent public accountants, but include all adjustments, consisting of normal recurring adjustments, which in our management’s opinion are necessary for a fair presentation of the financial condition, results of operations and cash flows for those periods. We have omitted certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States pursuant to requirements of the Securities and Exchange Commission. Our management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate so that the information is not misleading. Certain prior year amounts have been reclassified to conform with the current year presentation.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Our policy is to include the operating results of our foreign subsidiaries in our Consolidated Statements of Income one-month in arrears. We have eliminated all significant inter-company accounts and transactions.

Our results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for our fiscal year ending March 31, 2002. Our net sales in the third fiscal quarter have historically been, and we expect them to continue to be, significantly greater than in any other quarter of our fiscal year due to increased demand during the holiday season.

Financial statements prepared in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect amounts reported as assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements and amounts reported as revenues and expenses during the reporting period. Our actual results could differ from those estimates.

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

3.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income for the three months ended June 30, 2001 was $2,938,000 and total comprehensive income for the three months ended July 1, 2000 was $2,959,000. The adjustments to income to arrive at total comprehensive income for the three months ended June 30, 2001 and July 1, 2000 were ($148,000) and ($27,000), respectively, and represent foreign currency translation adjustments and unrealized gains and losses on investments.

4.  INVESTMENTS, AVAILABLE-FOR-SALE

“Investments, available-for-sale” consist principally of debt securities issued by States of the United States (U.S.) and political subdivisions of the States. The cost and estimated fair market value of investments at June 30, 2001, March 31, 2001 and July 1, 2000 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2001	$5,636	$—	$44	$5,592

March 31, 2001	$4,416	$—	$17	$4,399

July 1, 2000	$4,009	$8	$1	$4,016

As of June 30, 2001, we had investments in debt securities issued by States of the U.S. and political subdivisions of the States of approximately $4,379,000 scheduled to mature within one year and approximately $1,213,000 scheduled to mature within two years. For the quarter ended June 30, 2001, we sold no investment prior to its maturity date. We had investment maturities of approximately $1,639,000 for the quarter ended June 30, 2001 and we realized no gain or loss on these maturities. We received proceeds from the sale of investments during the same period of the previous year of approximately $2,325,000 on which we realized a net gain of approximately $4,000. We use the specific identification method in determining cost on these investments. Our net increase in unrealized loss on investments was approximately $30,000 for the quarter ended June 30, 2001. Our net increase in unrealized gain on investments for the quarter ended July 1, 2000 was approximately $5,000.

5.  ACCOUNTS RECEIVABLE ALLOWANCES

In accordance with industry practice, we sell a significant portion of our products to customers with the right of return. We have provided allowances of $3,514,000 as of June 30, 2001, $3,054,000 as of March 31, 2001 and $1,730,000 as of July 1, 2000 for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions. We also have provided allowances for uncollectible trade accounts receivable of $2,525,000 as of June 30, 2001, $2,568,000 as of March 31, 2001 and $1,554,000 as of July 1, 2000, respectively.

6.  INVENTORIES

Our inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audio cassettes purchased for resale and are stated at the lower of cost (first-in, first-out) or market.

7.  LINE OF CREDIT

We had available at June 30, 2001 an unsecured bank line of credit with a maximum borrowing limit of $12,000,000. The interest rate on bank borrowings is based on the prime rate and “LIBOR” rates. The line of credit expires on August 31, 2002. As of and during the respective periods ended June 30, 2001, March 31, 2001 and July 1, 2000, we had no borrowings on our bank line of credit.

8.  INCOME TAXES

We currently provide for taxes on income regardless of when such taxes are payable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. We paid income taxes in the three months ended June 30, 2001 totaling $2,717,000. We paid income taxes paid during the same period of the previous year of $2,184,000.

9.  EQUITY TRANSACTIONS

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001 our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. The total number of shares of Common Stock currently remaining authorized for repurchases under the plan is approximately 600,000 shares. Under the plan, we have repurchased approximately 1,247,000 shares at an average market price of approximately $10.50. The repurchase program has no expiration date and will be financed through internal cash flows.

We recognize deferred compensation for stock options granted under our Stock Option Plan. The compensation is being amortized to expense over the vesting period of the options and we have expensed approximately $55,000 during the three months ended June 30, 2001. The net balance of the remaining deferred compensation has been recorded as a separate component of stockholders’ equity.

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

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

	Period Ended

	June 30, 2001	July 1, 2000

Net Income	$3,086	$2,986

Weighted Average Common Shares Outstanding	19,052	19,102

Basic Earnings Per Share	$.16	$.16

Weighted Average Common Shares Outstanding	19,052	19,102

Dilutive Common Stock Options	771	705

Total Diluted Weighted Average Common Shares	19,823	19,807

Diluted Earnings Per Share	$.16	$.15

11.  INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

We operate in one industry segment and in several geographic regions. Net sales by geographic region are as follows (in thousands):

	Three Months Ended

	June 30, 2001	July 1, 2000

United States	$133,555	$137,918

United Kingdom	11,077	8,710

Mexico	1,584	1,054

Australia	762	507

	$146,978	$148,189

Net identifiable assets of our operations in different geographic areas are as follows (in thousands):

	As of

	June 30, 2001	March 31, 2001	July 1, 2000

United States	$274,936	$252,378	$256,858

United Kingdom	42,669	41,728	31,765

Mexico	4,112	3,271	2,197

Australia	4,302	3,671	2,972

	$326,019	$301,048	$293,792

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board FASB issued SFAS No. 141, “Business Combinations”. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and (FASB) Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. We will adopt the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. As of June 30, 2001, this statement had no effect on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. We will adopt these standards for our fiscal year beginning April 1, 2002 and based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of this rule is expected to result in an increase to net income of approximately $365,000 for the fiscal year 2003.

In June 1998, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 was amended in June 1999 by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000 by SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes form fair value reflected in operations. We adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in April 2001, and the effect of the adoption is immaterial to our Consolidated Financial Statements.

13.  ACQUISITION

In June 2001, we acquired a 25 percent equity interest in The Templar Company, PLC (“Templar”) for $1,323,000. Located in the United Kingdom, Templar is a producer of children’s books that incorporates sophisticated pop-up pictures using high-quality art which includes the award-winning Maurice Pledger wildlife series. Templar markets and sells these books to the international market. We accounted for the investment under the equity method of accounting and, consistent with our policy regarding international subsidiaries, we will include our portion of Templar’s operating results in our Consolidated Statements of Income one-month in arrears.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.  RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 2001 and July 1, 2000:

Net sales for the three months ended June 30, 2001 decreased less than 1 percent to $146,978,000 from $148,189,000 for the comparable period last year. The prior period net sales included an unusual spike in our best seller and juvenile categories due to strong sales of two particular titles. Due primarily to the prior period phenomenon, our current period domestic net sales decreased 3.2 percent. This shortfall was partially offset by a 30 percent increase in international sales, increased sales in our gift and local categories and increased sales growth in our diversified higher margin businesses. The decrease in current period net sales can also be attributed to higher customer return rates which increased to 23 percent in the first quarter of Fiscal 2002 from 18 percent for the corresponding quarter last year. This increase was primarily attributable to a decline in bestseller titles available for sale, which resulted in lower gross sales and increased our placement of second tier authors, which increased the risk of potential returns.

During the first three months of Fiscal 2002, gross profit increased 8.9 percent to $21,297,000 from $19,561,000 in the first three months of the previous fiscal year. Gross profit as a percentage of net sales increased to 14.5 percent from 13.2 percent in the same period of the last fiscal year. This increase was primarily attributable to increased sales volume in the higher margin gift and local categories, growth in our diversified higher margin businesses and increased international sales which historically contribute higher gross margins than domestic sales.

Distribution and administrative expenses for the three months ended June 30, 2001 increased 9.0 percent to $16,399,000 compared to the same quarter of the previous year, and represented 11.2 percent of net sales compared to $15,041,000, or 10.2 percent of net sales, in the same period of the previous fiscal year. Increases in distribution and administrative expenses resulted primarily from increased business activities of our higher margin operations, system enhancements, hiring of key personnel to support future growth and diversification and one-time facility expansion and relocation costs.

Interest and dividend income increased to $422,000 in the first three months of Fiscal 2002 from $400,000 in the same period of the previous fiscal year as a result of higher cash and investment balances.

Provision for income taxes increased from $1,929,000 in the prior year quarter to $1,994,000 in the current year quarter. Our effective tax rate remained constant between the periods at 39.25 percent.

Net income for the three months ended June 30, 2001 increased 3.3 percent to $3,086,000, or $.16 per diluted share, compared with net income of $2,986,000, or $.15 per diluted share, for the first three months of the prior fiscal year. The increase in net income from the prior year period was a result of our increased gross margin which more than offset the decrease in net sales and increased distribution and administrative expenses which are being incurred as part of our strategic plan to grow and diversify the business.

B.  LIQUIDITY AND SOURCES OF CAPITAL

Our working capital requirements are seasonal with cash balances peaking in the third fiscal quarter and the greatest utilization of cash occurring in our second fiscal quarter. Cash and cash equivalents and investments available for sale amounted to $32,441,000 at June 30, 2001, $34,173,000 at March 31, 2001 and $25,183,000 at July 1, 2000. Working capital was $74,997,000 as of June 30, 2001, a slight decrease compared to the level at March 31, 2001 of $76,629,000 and a slight increase compared to July 1, 2000 level of $72,763,000.

For the three months ended June 30, 2001, operating activities provided $3,045,000 in cash. During the prior fiscal year period, operating activities used $4,465,000 of cash. Trade accounts receivable decreased $2,449,000 compared to March 31, 2001 and increased $11,438,000 compared to July 1, 2000 primarily due to increased international sales, the timing of periodic receivable settlements with certain customers and, to a lesser extent, receivables related to certain customers that filed under the provisions of Chapter 11 Bankruptcy protection. Inventories at June 30, 2001 increased $25,580,000 compared to March 31, 2001 and remained at levels comparable to July 1, 2000 due to the previously discussed increased customer returns and softer domestic sales. The increase in inventories was offset by an increase in accounts payable of $22,472,000 and $12,157,000 compared to March 31, 2001 and July 1, 2000, respectively. Net cash used in investing activities during the first fiscal quarter of 2002 amounted to $6,634,000 and was used to fund system enhancements, facility relocation and expansion and acquisition of an equity interest in Templar as part of our strategic plan to grow the business in diversified higher margin businesses. For the quarter ended July 1, 2000, investing activities used $1,499,000, the majority of which was used to purchase capital assets associated with our strategic plan. Net cash provided by financing activities during the first quarter of Fiscal 2002 was $805,000 resulting from the exercise of stock options. In the prior year period, financing activities used $3,207,000 primarily due to stock repurchases and dividends paid.

We had available at June 30, 2001 an unsecured bank line of credit with a maximum borrowing limit of $12,000,000. The interest rate on bank borrowings is based on the prime rate and “LIBOR” rates. The line of credit expires on August 31, 2002. As of and during the periods ended June 30, 2001, March 31, 2001 and June 30, 2001, we had no borrowings on our bank line of credit.

We have initiated a strategic growth plan designed to capitalize upon our core competency of book wholesaling that will allow us to grow our business into market segments that historically have higher margins and reduce our reliance on a concentration of a few large customers. This strategic plan requires us to upgrade and realign our existing facility capacity and management information systems, which will be funded through current cash reserves and anticipated future operating cash flows.

In the first quarter of Fiscal 2002, we incurred increased distribution and administrative costs and made capital investments of approximately $3,228,000 related to our efforts to expand our distribution capacity and efficiency and upgrade our management information systems compared to capital investments of approximately $1,339,000 incurred in the prior year fiscal period. These capital assets consist mainly of distribution equipment, leasehold improvements, computer hardware and software and internal costs related to the development of the information system. We will begin amortizing these costs as the capital assets are put in service with the majority of the project scheduled to be completed at or near the end of the current fiscal year.

We believe that our existing working capital, cash flows from operations, trade credit traditionally available from our vendors and our $12 million bank line of credit will be sufficient to finance our current and anticipated level of operations. Although we have no commitments to do so at the present time, we will continue to consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could affect our liquidity and capital resources.

C.  STATEMENT OF PURPOSE OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In December 1995, the Private Securities Litigation Reform Act of 1995 (the “Act”) was enacted. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934 (“The 1934 Act”), which provide protection from liability in private lawsuits for “forward-looking” statements, made by persons specified in the Act. We desire to take advantage of the “safe harbor” provisions of the Act and the 1934 Act.

We wish to caution readers that, with the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Act and the Exchange Act. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements and include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements describing our objectives, plans or goals are forward-looking statements. All of these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual result, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, but are not limited to, factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the Vendor Managed Inventory (VMI) program, changes in technology affecting the book publishing, wholesaling and distribution business, currency and other risks related to foreign operations, expansion plans, the management of our growth, the results of financing efforts and other factors discussed in our other filings with the Securities and Exchange Commission. These factors are not necessarily all of the important factors that could affect our actual results during Fiscal 2002 and beyond. Other unknown or unpredictable factors could also have material adverse effects on our future results.

The forward-looking statements are made only as to the date hereof and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in interest rates primarily from securities held in our investment portfolio. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, and the realization of earnings from such investments. Our cash and cash equivalents consist primarily of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of June 30,2001, our investments of approximately $4,379,000 are scheduled to mature within one year and approximately $1,213,000 are scheduled to mature within two years. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

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

In June 1998, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 was amended in June 1999 by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and in June 2000 by SFAS No. 138 for “Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes form fair value reflected in operations. We adopted the provisions of SFAS No.133, as amended by SFAS No. 137 and SFAS No. 138, in April 2001, and the effect of the adoption is immaterial to our Consolidated Financial Statements.

PART II.  OTHER INFORMATION

ITEMS 1-3.  NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on July 26, 2001. James A. Leidich (16,804,063 votes for; 991,620 against), E. William Swanson (16,804,063 votes for; 991,620 against) were elected as Class B directors to serve a three-year term, and will serve until their respective successors are elected and qualified. In addition, the stockholders approved the following proposals:

1.	A proposal to amend our 1995 Stock Option Plan to increase by 600,000 the number of shares of common stock reserved for issuance. There were 14,394,432 votes in favor of and 3,360,572 votes against the adoption of this proposal, with 40,678 abstentions and no broker non-votes.

2.	Ratification of the selection of Arthur Andersen LLP as our independent auditors for the fiscal year ending March 31, 2002. There were 17,751,952 votes for and 26,872 votes against ratification, with 16,859 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION

     On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001 our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. The total number of shares of Common Stock currently remaining authorized for repurchases under the plan is approximately 600,000 shares. Under the plan, we have repurchased approximately 1,247,000 shares at an average market price of approximately $10.50. The repurchase program has no expiration date and will be financed through internal cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Report on Form 8-K filed May 29, 2001 — Item 5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC. Registrant

August 14, 2001 Date	By:	/s/ Michael M. Nicita Michael M. Nicita Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2001 Date	By:	/s/ Edward J. Leonard Edward J. Leonard Chief Financial Officer Executive Vice President (Principal Financial and Accounting Officer)