Form 10-Q
period 2001-09-29
ADVANCED MARKETING SERVICES INC
filed 2001-11-13
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 2001

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

YES [X]       NO [   ]

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2001 was 22,838,461.

ADVANCED MARKETING SERVICES, INC.

Index to Form 10-Q
September 29, 2001

Page

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6 - 13
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14 - 18
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	21
SIGNATURES	21

     PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	Sept. 29,	March 31,	Sept. 30,
	2001	2001	2000

	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,160	$29,774	$27,803
Investments, available-for-sale	2,271	4,395	4,971
Accounts receivable, net of allowances for uncollectible accounts and sales returns of $6,639 at September 29, 2001, $5,622 at March 31, 2001 and $3,895 at September 30, 2000	122,416	105,621	99,069
Inventories, net	176,295	119,845	160,790
Deferred income taxes	8,151	7,197	7,395
Prepaid expenses	1,912	2,527	4,696

Total Current Assets	334,205	269,359	304,724

Property and equipment, net	24,854	17,798	13,480
Investments, available-for-sale	2,617	4	111
Goodwill and other assets	15,581	13,887	13,959

TOTAL ASSETS	$377,257	$301,048	$332,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$243,856	$175,385	$220,698
Accrued liabilities	16,548	14,208	11,442
Income taxes payable	3,302	3,137	251

Total Current Liabilities	263,706	192,730	232,391

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.001 par value, Authorized 100,000,000 shares, Issued 22,824,000 shares at September 29, 2001, 22,663,000 shares at March 31, 2001 and 22,419,000 shares at September 30, 2000	23	23	23
Additional paid-in capital	34,165	33,993	33,557
Deferred compensation	(719)	(830)	(941)
Retained earnings	97,978	91,177	77,405
Cumulative other comprehensive (loss)/income	(1,705)	(842)	76
Less treasury stock at cost: 3,734,000 shares at September 29, 2001, 3,669,000 shares at March 31, 2001 and 3,206,000 shares at September 30, 2000	(16,191)	(15,203)	(10,237)

Total Stockholders’ Equity	113,551	108,318	99,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$377,257	$301,048	$332,274

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2001	2000	2001	2000

Net sales	$164,203	$177,130	$311,181	$325,319
Cost of goods sold	138,887	155,321	264,567	283,949

Gross profit	25,316	21,809	46,614	41,370
Distribution and administrative expenses	19,665	16,472	36,065	31,513

Income from operations	5,651	5,337	10,549	9,857
Interest income, net	267	410	690	809
Equity in net income (loss) of affiliates	195	309	(46)	305

Income before provision for income taxes	6,113	6,056	11,193	10,971
Provision for income taxes	2,399	2,377	4,393	4,306

Net income	$3,714	$3,679	$6,800	$6,665

Net income per share:
Basic	$.19	$.19	$.36	$.34

Diluted	$.19	$.19	$.34	$.34

Weighted average shares used in calculation:
Basic	19,111	19,225	19,082	19,164

Diluted	19,836	19,872	19,833	19,842

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Amounts in Thousands)

	Six Months Ended

	Sept 29,	Sept 30,
	2001	2000

Net income	$6,800	$6,665
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss (income) of affiliates	46	(305)
Depreciation and amortization	2,028	1,821
Provision for uncollectible accounts and sales returns	1,361	466
Provision for markdown of inventories	998	2,306
Deferred income taxes	(954)	(610)
Deferred compensation	111	166
Changes in working capital components, net of effects of acquisitions (Increase) decrease in:
Accounts receivable	(18,156)	(20,543)
Inventories	(57,448)	(28,726)
Other assets	25	(4,444)
Increase (decrease) in:
Accounts payable	68,471	55,117
Accrued liabilities	2,340	460
Income taxes payable	165	(2,440)

Net cash provided by operating activities	5,787	9,933

Purchase of assets of a business, net of cash acquired	—	(5,549)
Purchase of property and equipment	(8,878)	(4,066)
Investment in equity of affiliate	(1,383)	—
Purchase of investments, available-for-sale	(4,364)	(4,138)
Sale and redemption of investments, available-for-sale	3,875	4,392

Net cash used in investing activities	(10,750)	(9,361)

Proceeds from exercise of options and related tax benefits	173	1,396
Purchase of treasury stock	(988)	(4,190)
Dividends paid	—	(332)

Net cash used in financing activities	(815)	(3,126)

Effect of exchange rate changes on cash	(836)	(778)

Net decrease in cash and cash equivalents	(6,614)	(3,332)
CASH AND CASH EQUIVALENTS, Beginning of period	29,774	31,135

CASH AND CASH EQUIVALENTS, End of period	$23,160	$27,803

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements as of and for the three and six month periods ended September 29, 2001 and September 30, 2000 have been prepared in accordance with accounting principles generally accepted in the United States and with instructions to Form 10-Q, without an audit by our independent public accountants, and therefore, do not necessarily include all the information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. Reference should be made to the annual financial statements, including footnotes thereto, included in the Advanced Marketing Services, Inc. (AMS, we, us and our) Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2001. The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which, in our management’s opinion, are necessary for a fair presentation. Our management believes that the disclosures included in the accompanying consolidated financial statements and footnotes are adequate so that the information is not misleading.

Operating results for interim periods are not necessarily indicative of operating results to be expected for an entire fiscal year. Our net sales in the third fiscal quarter have historically been, and we expect them to continue to be, significantly greater than in any other quarter of our fiscal year due to increased demand during the holiday season.

Financial statements prepared in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect amounts reported as assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements and amounts reported as revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Our policy is to include the operating results of our foreign subsidiaries in our Consolidated Statements of Income one-month in arrears. We have eliminated all significant intercompany accounts and transactions.

2. INTERIM ACCOUNTING PERIODS

In accordance with wholesale distribution industry practice, our net sales and cost of goods sold for interim periods are cut off on the Saturday nearest to the end of the calendar month. The cut-off for the fourth fiscal quarter is always March 31. This practice may result in differences in the number of business days for which our sales and cost of goods sold are recorded both as to quarter-to-quarter comparisons, and as to comparisons of quarters between years.

3. COMPREHENSIVE INCOME(LOSS)

Total comprehensive income for the six months ended September 29, 2001 amounted to approximately $5.9 million and total comprehensive income for the six months ended September 30, 2000 amounted to approximately $6.8 million. The adjustments to income to arrive at total comprehensive income for the six months ended September 29, 2001 and September 30, 2000 amounted to $(0.9) million and $0.1 million, respectively, and represent foreign currency translation adjustments and unrealized gains and losses on investments.

4. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS

Investments, available-for-sale

Investments, available-for-sale consist principally of debt securities issued by the federal government of the United States and state and local municipalities. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The cost and estimated fair market value of investments at September 29, 2001, March 31, 2001 and September 30, 2000 are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

September 29, 2001	$4,932	$—	$44	$4,888

March 31, 2001	$4,416	$—	$17	$4,399

September 30, 2000	$5,081	$1	$—	$5,082

As of September 29, 2001, we had investments in debt securities amounting to approximately $2.3 million that were scheduled to mature within one year and approximately $2.6 million that were scheduled to mature within two years. For the quarter ended September 29, 2001, we sold no investment prior to its maturity date. We had investment maturities of approximately $2.2 million for the quarter ended September 29, 2001, and we realized no gain or loss on these maturities. We sold no investment prior to its maturity date during the same period of the previous year. We use the specific identification method in determining cost on these investments.

4. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Accounts Receivable

In accordance with industry practice, we sell a significant portion of our products to customers with the right of return. We have provided allowances of $3.9 million as of September 29, 2001, $3.0 million as of March 31, 2001, and $2.3 million as of September 30, 2000 for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions. We also have provided allowances for uncollectible trade accounts receivable of $2.7 million as of September 29, 2001, $2.6 million as of March 31, 2001 and $1.6 million as of September 30, 2000, respectively.

Inventories

Our inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audiocassettes purchased for resale. Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

A summary of property and equipment is as follows (in thousands):

	As of

	Sept 29, 2001	March 31, 2001	Sept 30, 2000

Leasehold improvements	$2,237	$1,658	$1,604
Office furniture, equipment and software	12,973	11,968	11,977
Warehouse equipment	10,537	9,756	8,919

	25,747	23,382	22,500
Less accumulated depreciation	(13,993)	(12,223)	(10,990)

	11,754	11,159	11,510
Assets not yet placed in service	13,100	6,639	1,970

Property & equipment, net	$24,854	$17,798	$13,480

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives (ranging from three to five years) of the assets. Leasehold improvements are amortized over the lesser of the lease term or the remaining useful lives of the underlying assets. Maintenance, repairs and minor renewals are charged to earnings when they are incurred. Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

4. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Equity in Income (Loss) of Affiliates

We make strategic investments in companies that help to promote the worldwide publishing and distribution of books and related products. We use the equity method to account for investments in entities in which we hold a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. We regularly monitor and evaluate the realizable value of our investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge to Equity in net income (loss) of affiliates. Our investments in affiliates are included as part of goodwill and other assets in the accompanying consolidated balance sheets.

In June 2001, we acquired a 25% equity interest in The Templar Company, PLC (“Templar”) for approximately $1.4 million. Located in the United Kingdom, Templar is a producer of children’s books that incorporates sophisticated pop-up pictures using high-quality art which includes the award-winning Maurice Pledger wildlife series. Templar markets and sells these books to the international market. We accounted for the investment under the equity method of accounting and we included income of $0.1 million, our portion of Templar’s operating results for the three and six month period ended September 29, 2001, in the accompanying consolidated statements of income.

In September 1999, we acquired a 25% equity interest in Raincoast Book Distribution, Limited (“Raincoast”), a leading Canadian book distributor. We accounted for the investment under the equity method of accounting and we included income of $0.1 million and a loss of $0.1 million, our portion of Raincoast’s operating results for the three and six month periods ended September 29, 2001, respectively, in the accompanying consolidated statements of income. Our portion of Raincoast's operating results amounted to income of $0.3 million in each of the three and six month periods ended September 30, 2000, and are included in the accompanying consolidated statements of income.

Goodwill

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets recorded in connection with our acquisitions, is amortized on a straight-line basis over the estimated lives of between 20 and 25 years. Goodwill totaled $8.9 million, $9.9 million and $10.0 million, net of accumulated amortization of $1.1 million, $0.9 million and $0.7 million, as of September 29, 2001, March 31, 2001, and September 30, 2000, respectively.

Line of Credit

We had available $12 million at September 29, 2001 on an unsecured bank line of credit. The interest rate on bank borrowings is based on the prime rate and “LIBOR” rates. The line of credit expires on August 31, 2002. As of and during the respective periods ended September 29, 2001, March 31, 2001 and September 30, 2000, we had no borrowings outstanding on the bank line of credit.

4. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Income Taxes

We currently provide for taxes on income regardless of when such taxes are payable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. We paid income taxes in the six months ended September 29, 2001 totaling $ 4.7 million. We paid income taxes during the same period of the previous year of $6.6 million. As a result of a federal government decision, the timing for payment of income taxes was extended as compared to the prior period, which had the effect of delaying our payments for second quarter income taxes until the third quarter. The amounts included in income taxes payable in the accompanying consolidated balance sheets relating to income taxes in the second quarter of fiscal 2002 are comparable to those income taxes paid during the second quarter of fiscal 2001.

Equity Transactions

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001, our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. Under the plan, we have repurchased a total of approximately 1,312,275 shares at an average market price of approximately $10.71. The repurchase program has no expiration date and will be financed through internal cash flows.

We recognize deferred compensation for certain stock options granted under our Stock Option Plan. The compensation is being amortized to expense over the vesting period of the options and we have expensed approximately $56,000 and $111,000 for the three and six months ended September 29, 2001. Expense for the three and six months ended September 30, 2000 amounted to approximately $166,000. The net balance of the remaining deferred compensation has been recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.

5. PER SHARE INFORMATION

On February 15, 1999, we effected a three-for-two stock split to stockholders of record on February 1, 1999. On January 17, 2000, we effected a three-for-two stock split to stockholders of record on January 3, 2000. On May 11, 2001, we effected an additional three-for-two stock split to stockholders of record on April 27, 2001. Accordingly, all references to shares, options to acquire shares, and earnings per share amounts included in these accompanying Consolidated Financial Statements have been restated to reflect the stock splits.

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2001	2000	2001	2000

Net Income	$3,714	$3,679	$6,800	$6,665

Weighted Average Common Shares Outstanding	19,111	19,225	19,082	19,164
Basic Earnings Per Share	$.19	$.19	$.36	$.34

Weighted Average Common Shares Outstanding	19,111	19,225	19,082	19,164
Dilutive Common Stock Options	725	647	751	678

Total Diluted Weighted Average Common Shares	19,836	19,872	19,833	19,842

Diluted Earnings Per Share	$.19	$.19	$.34	.34

6. COMMITMENTS AND CONTINGENCIES

Operating leases

We lease facilities and certain equipment under non-cancelable operating leases. Rental expense for the three and six months ended September 29, 2001 and September 30, 2000 amounted to approximately $1.5 million and $3.5 million and $0.9 million and $2.4 million, respectively. The leases have initial expiration dates ranging from 2004 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

Litigation

We are involved in various claims and lawsuits incidental to our business and management believes that the outcome of any of those matters will not have a material adverse effect on our Consolidated Financial Statements or results of operations.

7. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

We operate in one industry segment. For the purposes of analyzing and understanding the financial statements, our continuing operations have been classified according to the geographic regions in which we operate. Net sales by geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended

	Sept 29, 2001	Sept 30, 2000	Sept 29, 2001	Sept 30, 2000

United States	$150,110	$167,970	$283,665	$305,888
United Kingdom	10,963	6,994	22,040	15,704
Mexico	1,957	1,378	3,541	2,432
Australia	1,173	788	1,935	1,295

	$164,203	$177,130	$311,181	$325,319

Net identifiable assets of our operations in different geographic areas are as follows (in thousands):

	As of

	Sept 29, 2001	March 31, 2001	Sept 30, 2000

United States	$341,448	$252,378	$300,475
United Kingdom	26,235	41,728	25,118
Mexico	4,346	3,271	3,314
Australia	5,228	3,671	3,367

	$377,257	$301,048	$332,274

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. We adopted the provisions of SFAS No. 141 for business combinations initiated after June 30, 2001. The addition of this statement had no effect on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. We will adopt these standards for our fiscal year beginning April 1, 2002 and based on acquisitions completed as of September 29, 2001, application of the goodwill non-amortization provisions of this rule is expected to result in an increase to net income of approximately $365,000 for the fiscal year 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends SFAS No. 19, “ Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt this standard for our fiscal year beginning April 1, 2003. We do not expect the impact of the adoption of this statement to have a significant impact on our consolidated financial position or results of operations.

In August 2001, The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the impact of the adoption of this statement to have a significant impact on our consolidated financial position or results of operations.

The FASB has issued final minutes of the EITF's consensus on Issue 01-10. EITF No. 01-10 prohibits companies from reporting costs, losses and any recoveries related to the terrorist acts as extraordinary items. Application of this standard has no impact on our consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management’s Discussion and Analysis that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including but not limited to those referred to in “Item 2(c) below, entitled “Statement of Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995.”

This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarters ended September 29, 2001 and September 30, 2000. Additionally, the financial statements and notes thereto and “Management’s Discussion and Analysis in the Company’s Annual Report” on Form 10-K, as amended on Form 10-K/A, for the year ended March 31, 2001 will provide additional information.

OVERVIEW

We provide global customized services to book retailers and publishers. We are a leading distributor of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children’s books; and Spanish-language books. In addition, to a lesser extent, we sell pre-recorded audiocassettes (books on tape). We provide product selection advice, vendor managed inventory (VMI) services, specialized merchandising and product development services, and distribution and handling services to membership warehouse clubs and other retailers operating in the United States, Canada, Mexico, the United Kingdom, Australia, and certain Pacific Rim countries.

A. RESULTS OF OPERATIONS

Three Months Ended September 29, 2001 and September 30, 2000:

Net sales for the three months ended September 29, 2001 decreased approximately 7% to $164.2 million from $177.1 million for the comparable period last year. The decrease in net sales can be primarily attributed to soft sales in key best seller and juvenile titles, combined with the general decline in the economy and its related effect on retail sales. The prior period net sales included an unusual spike in our bestseller and juvenile categories. Our current period domestic net sales decreased approximately 11%, partially offset by a 54% increase in international sales. The decrease in current period net sales can also be attributed to higher customer return rates which increased to 24% in the second quarter of fiscal 2002 from 17% for the corresponding quarter last year. This increase can be attributed to a decline in bestseller titles available for sale, which resulted in lower gross sales thereby increasing our placement of second tier authors, which increased the risk of potential returns and softer register sales as a result of the current economic downturn.

During the second quarter of fiscal 2002, gross profit increased 16% to $25.3 million from $21.8 million in the same period of the previous fiscal year. Gross profit as a percentage of net sales increased to 15% from 12% in the same period of the last fiscal year. This increase was primarily attributable to increased sales volume in the higher margin gift, mass-market and local categories, growth in our diversified higher margin businesses and increased international sales, which historically contribute higher gross margins than domestic sales. In addition, we experienced higher contributions from publisher incentive programs as well as lower inventory markdown expense. The improvement in inventory markdown expense was driven primarily by better inventory management and, to a lesser extent, a refinement of our method of calculation.

Distribution and administrative expenses for the three months ended September 29, 2001 increased 19% to $19.7 million and represented 12% of net sales as compared to $16.5 million or 9% of net sales in the same period of the previous fiscal year. The increase in distribution and administrative expenses resulted primarily from increased business activities of our higher margin operations, system enhancements and customer diversification and one-time facility expansion and relocation costs for two of our distribution centers.

Interest and dividend income decreased to $0.3 million in the second quarter of fiscal 2002 from $0.4 million in the same period of the previous fiscal year due to lower cash and investment balances as a result of the timing of inventory purchases and capital investment.

Provision for income taxes was $2.4 million in the current and prior year quarters. Our effective tax rate remained constant between the periods at 39.25%.

Net income for the three months ended September 29, 2001 and September 30, 2000 was $3.7 million, or $.19 per diluted share. Without the effect of rounding, there was a 1% increase in net income for the three months ending September 29, 2001 as compared to the previous fiscal year period. The increase in net income is a result of growth in our diversified higher margin businesses and increased international gross profit which more than offset an increase to overall distribution and administrative expenses.

Six Month Periods Ended September 29, 2001 and September 30, 2000:

Net sales for the six months ended September 29, 2001 decreased 4% to $311.2 million from $325.3 million for the comparable period last year. The decrease in net sales can be primarily attributed to soft sales in key bestseller and juvenile titles, combined with the general decline in the economy and its related effect on retail sales. The prior period net sales included an unusual spike in select titles in our juvenile category. Our current period domestic net sales decreased approximately 7%, partially offset by a 42% increase in international sales. The decrease in current period net sales can also be attributed to higher customer return rates which increased to 24% for the six month period ended September 29, 2001 from 17% for the corresponding period last year. The increase in return rates can be attributed to a decline in bestseller titles available for sale, resulting in lower gross sales and increasing our placement of second tier authors, which increased the risk of potential returns and softer register sales as a result of the current economic downturn.

During the first six months of fiscal 2002, gross profit increased 13% to $46.6 million from $41.4 million in the first six months of the previous fiscal year. Gross profit as a percentage of net sales increased to 15% from 13% in the same period of the last fiscal year. This increase was primarily attributable to increased sales volume in the higher margin gift, mass-market and local categories, growth in our diversified higher margin businesses and increased international sales, which historically contribute higher gross margins than domestic sales. In addition, we experienced higher contributions from publisher incentive programs as well as lower inventory markdown expense. The improvement in inventory markdown expense was driven primarily by better inventory management and, to a lesser extent, a refinement of our method of calculation.

Distribution and administrative expenses for the six months ended September 29, 2001 increased 14% to $36.1 million compared to the same quarter of the previous year, and represented 12% of net sales compared to $31.5 million, or 10% of net sales, in the same period of the previous fiscal year. The increase resulted primarily from distribution center labor associated with the growth in our “Pic N’ Pak” business, system enhancements and one-time relocation expenses for our two distribution center expansions.

Interest and dividend income decreased to $0.7 million in the first six months of fiscal 2002 from $0.8 million in the same period of the previous fiscal year due to lower cash and investment balances as a result of the timing of inventory purchases and capital investment.

Provision for income taxes increased from $4.3 million in the prior year quarter to $4.4 million in the current year quarter. Our effective tax rate remained constant between the periods at 39.25%.

Net income for the six months ended September 29, 2001 increased 2% to $6.8 million, or $.34 per diluted share, compared with net income of $6.7 million, or $.34 per diluted share, for the first six months of the prior fiscal year. The increase in net income from the prior year period was a result of our increased gross margin which more than offset the decrease in net sales and increased distribution and administrative expenses which are being incurred as part of our strategic plan to grow and diversify the business.

B. LIQUIDITY AND SOURCES OF CAPITAL

Our working capital requirements are seasonal with cash balances peaking in the third fiscal quarter and the greatest utilization of cash occurring in our second fiscal quarter. Cash and cash equivalents and short-term investments available-for-sale amounted to $25.4 million at September 29, 2001, $34.2 million at March 31, 2001 and $32.8 million at September 30, 2000. Working capital was $70.5 million as of September 29, 2001; decrease compared to the levels at March 31, 2001 of $76.7 million and at September 30, 2000 of $72.3 million.

For the six months ended September 29, 2001, operating activities provided $5.8 million in cash. During the prior fiscal year period, operating activities provided $9.9 million of cash. Trade accounts receivable increased $18.2 million from March 31, 2001 as compared to the $20.5 million increase for the six-month period ended September 30, 2000, which represents a net decrease of $2.3 million between the periods. The majority of this decrease was due to timing differences in receipt of payment and changes in the period-over-period volume for a few customers.

Inventories at September 29, 2001 increased $57.4 million from March 31, 2001 as compared to an increase of $28.7 million at September 30, 2000 due to the previously discussed increase in customer returns and softer domestic sales. The general economic downturn has delayed the timing of some our holiday shipments as compared to the prior year period, resulting in increased inventory balances. The increase in inventories was more than offset by an increase in accounts payable of $68.5 million for the current year period and $55.1 million for the prior year period.

Income taxes payable at September 29, 2001 increased $0.2 million from March 31, 2001 as compared to a decrease of $2.4 million at September 30, 2000. The change of $2.2 million period-over-period was a result of a federal government decision which had the effect of delaying our payments for second quarter income taxes until the third quarter. The amounts payable at September 29, 2001 are comparable to those income taxes paid during the second quarter of fiscal 2001.

Net cash used in investing activities during the six month period ended September 29, 2001 amounted to $10.8 million and was used to fund system enhancements, facility relocation and expansion, and the acquisition of an international equity interest as part of our strategic plan to grow in diversified higher margin businesses. For the six months ended September 30, 2000, investing activities used $9.4 million, the majority of which was used to purchase capital assets and domestic and international businesses, all associated with our strategic plan.

Net cash used in financing activities during the first six months of fiscal 2002 was $0.8 million resulting primarily from stock repurchases. In the prior year’s period, financing activities used $3.1 million primarily as a result of stock repurchases.

We had $12.0 million available at September 29, 2001 on an unsecured bank line of credit. The line of credit expires on August 31, 2002. As of and during the periods ended September 29, 2001, March 31, 2001 and September 29, 2001, we had no borrowings outstanding on our bank line of credit.

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

In the first six months of fiscal 2002, we incurred increased distribution and administrative costs and also made capital investments of approximately $6.5 million that related to our efforts to expand our distribution capacity and efficiency, and also to upgrade our management information systems. In the prior fiscal year’s period we made capital investments related to these projects of approximately $1.4 million. These capital assets consist mainly of distribution equipment, leasehold improvements, computer hardware and software and internal costs related to the enhancement of our management information systems. We will begin depreciating these costs as the capital assets are placed in service with the majority of the project that is scheduled to be completed at or near the end of the current fiscal year.

We believe that our existing working capital, cash flows from operations, trade credit traditionally available from our vendors and our availability on the bank line or other sources of credit will be sufficient to finance our current and anticipated level of operations. Although we have no acquisition commitments at the present time, we continue to consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could materially affect our future liquidity and capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in interest rates primarily from securities held in our investment portfolio. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, and the realization of earnings from such investments. Our cash and cash equivalents consist primarily of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of September 29, 2001, our investments of approximately $2,271,000 are scheduled to mature within one year and approximately $2,617,000 are scheduled to mature within two years. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

We are subject to foreign currency exposure due to the operation of our foreign subsidiaries, which generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso, and the Australian and Canadian dollar. We generally view as long term our investments in our wholly owned foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not utilize any hedging transactions against these net investments. Our foreign operations are not a significant part of our overall activities and we believe that the risk associated with our foreign currency exposure is not material on a consolidated basis.

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

PART II. OTHER INFORMATION

ITEMS 1-4. NOT APPLICABLE

ITEM 5. OTHER INFORMATION

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001; our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. Under the plan, we have repurchased a total of approximately 1,312,275 shares at an average market price of approximately $10.71. The repurchase program has no expiration date and will be financed through internal cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Report on Form 8-K -none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC. Registrant

November 12, 2001	By:	/s/ Michael M. Nicita
Date		Michael M. Nicita Chief Executive Officer and Director (Principal Executive Officer)

November 12, 2001	By:	/s/ Edward J. Leonard
Date		Edward J. Leonard Chief Financial Officer Executive Vice President (Principal Financial and Accounting Officer)