Form 10-Q
period 2001-12-29
ADVANCED MARKETING SERVICES INC
filed 2002-02-12
CIK 814580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 29, 2001

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

YES       NO

         The number of shares of the Registrant’s Common Stock outstanding as of January 30, 2002, net of treasury shares of 3,733,875, was 19,214,633.

ADVANCED MARKETING SERVICES, INC.

Index to Form 10-Q
December 29, 2001

Page

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Income (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17 - 21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	23

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5. OTHER INFORMATION	23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	24

SIGNATURES	24

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	Dec. 29,	March 31,	Dec. 30,
	2001	2001	2000

	(Unaudited)		(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$28,256	$29,774	$58,790

Investments, available-for-sale	2,116	4,395	6,336

Accounts receivable, net of allowances for uncollectible accounts and sales returns of $7,061 at December 29, 2001, $5,622 at March 31, 2001 and $6,014 at December 30, 2000	160,149	105,621	125,880

Inventories, net	136,636	119,845	134,395

Deferred income taxes	6,486	7,197	8,380

Prepaid expenses	2,552	2,527	2,861

Total Current Assets	336,195	269,359	336,642

Property and equipment, net	26,350	17,798	13,644

Investments, available-for-sale	3,145	4	6

Goodwill and other assets	15,515	13,887	13,998

TOTAL ASSETS	$381,205	$301,048	$364,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$229,327	$175,385	$236,653

Accrued liabilities	18,418	14,208	15,006

Income taxes payable	5,417	3,137	6,708

Total Current Liabilities	253,162	192,730	258,367

Commitments and Contingencies

Stockholders’ Equity:

Common stock, $.001 par value, Authorized 100,000,000 shares, Issued 22,907,000 shares at December 29, 2001, 22,663,000 shares at March 31, 2001 and 22,455,000 shares at December 30, 2000	23	23	22

Additional paid-in capital	35,392	33,993	33,777

Deferred compensation	(664)	(830)	(885)

Retained earnings	111,247	91,177	88,653

Cumulative other comprehensive (loss)/income	(1,764)	(842)	(460)

Less treasury stock at cost: 3,734,000 shares at December 29, 2001, 3,669,000 shares at March 31, 2001 and 3,668,000 shares at December 30, 2000	(16,191)	(15,203)	(15,184)

Total Stockholders’ Equity	128,043	108,318	105,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,205	$301,048	$364,290

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended

	Dec 29,	Dec 30,	Dec 29,	Dec 30,
	2001	2000	2001	2000

Net sales	$267,105	$246,144	$578,286	$571,463

Cost of goods sold	223,384	208,328	487,951	492,277

Gross profit	43,721	37,816	90,335	79,186

Distribution and administrative expenses	22,361	19,990	58,426	51,503

Income from operations	21,360	17,826	31,909	27,683

Interest income, net	164	710	853	1,519

Equity in net income of affiliates	319	256	274	560

Income before provision for income taxes	21,843	18,792	33,036	29,762

Provision for income taxes	8,573	7,376	12,966	11,682

Net income	$13,270	$11,416	$20,070	$18,080

Net income per share:

Basic	$.69	$.60	$1.05	$.94

Diluted	$.67	$.58	$1.01	$.91

Weighted average shares used in calculation:

Basic	19,130	19,093	19,098	19,140

Diluted	19,887	19,707	19,851	19,781

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Amounts in Thousands)

////

	Nine Months Ended

	Dec 29,	Dec 30,
	2001	2000

Net income	$20,070	$18,080

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in net income of affiliates	(274)	(560)

Depreciation and amortization	3,241	2,886

Provision for uncollectible accounts and sales returns	1,439	(940)

Provision for markdown of inventories	751	2,445

Deferred income taxes	711	(1,595)

Amortization of deferred compensation	166	221

Changes in working capital components, net of effects of acquisition (Increase) decrease in:

Accounts receivable	(52,877)	(46,937)

Inventories	(16,009)	(4,719)

Other assets	(1,356)	(5,712)

Increase (decrease) in:

Accounts payable	50,976	71,137

Accrued liabilities	3,667	3,941

Income taxes payable	2,256	3,907

Net cash provided by operating activities	12,761	42,154

Purchase of property and equipment	(11,523)	(5,068)

Investment in equity of affiliate	(1,383)	—

Purchase of investments, available-for-sale	(5,483)	(5,902)

Sale and redemption of investments, available-for-sale	4,621	4,897

Net cash used in investing activities	(13,768)	(6,073)

Proceeds from exercise of options and related tax benefits	1,399	1,616

Purchase of treasury stock	(988)	(9,137)

Dividends paid	—	(499)

Net cash provided by (used in) financing activities	411	(8,020)

Effect of exchange rate changes on cash	(922)	(406)

Net (decrease) increase in cash and cash equivalents	(1,518)	27,655

CASH AND CASH EQUIVALENTS, Beginning of period	29,774	31,135

CASH AND CASH EQUIVALENTS, End of period	$28,256	$58,790

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying interim consolidated financial statements as of and for the three and nine month periods ended December 29, 2001 and December 30, 2000 have been prepared in accordance with accounting principles generally accepted in the United States and with instructions to Form 10-Q, without an audit by our independent public accountants, and therefore, do not necessarily include all the information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. Reference should be made to the annual financial statements, including footnotes thereto, included in the Advanced Marketing Services, Inc. (AMS, we, us and our) Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2001. The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which, in our management’s opinion, are necessary for a fair presentation. Our management believes that the disclosures included in the accompanying consolidated financial statements and footnotes are adequate so that the information is not misleading.

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

2.     KEY ACCOUNTING POLICIES

Revenue Recognition

We recognize sales and related cost of sales upon delivery of merchandise to customer locations. We record expenses related to our co-op advertising activities, offset by reimbursements from publishers within Distribution and Administrative Expenses in the accompanying consolidated statements of income. Net distribution fees, resulting from fulfillment activities, are included with net sales in the accompanying consolidated statements of income. Net distribution fees represent less than 1% of total net sales for each of the three and nine months ended December 29, 2001. There were no distribution fees recorded for the three and nine months ended December 30, 2000.

Accounts Receivable

Consistent with industry practice, a significant portion of our sales are made to customers with the right of return. We have provided allowances of $4.2 million as of December 29, 2001, $3.1 million as of March 31, 2001, and $3.5 million as of December 30, 2000 for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions. We also have provided allowances for uncollectible trade accounts receivable of $2.8 million as of December 29, 2001, $2.6 million as of March 31, 2001 and $2.5 million as of December 30, 2000, respectively.

Inventories

Our inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audiocassettes purchased for resale. Inventories are stated at the lower of cost (first-in, first-out) or market. A majority of our inventories carry the right of return to publishers. For the portion of our inventories that do not have the right of return, we estimate, based upon historical results and our evaluation of current conditions, a provision for the markdown of inventories.

Interim Accounting Periods

Consistent with wholesale distribution industry practice, our net sales and cost of goods sold for interim periods are cut off on the Saturday nearest to the end of the calendar month. The cut-off for the fourth fiscal quarter is always March 31. This practice may result in differences in the number of business days for which our sales and cost of goods sold are recorded both as to quarter-to-quarter comparisons, and as to comparisons of quarters between years.

3.     COMPREHENSIVE INCOME (LOSS)

Total comprehensive income for the three months ended December 29, 2001 and December 30, 2000 amounted to approximately $13.2 million and $10.9 million, respectively. The adjustments to net income to arrive at total comprehensive income for the three months ended December 29, 2001 and December 30, 2000 amounted to approximately $(0.6) million and $(0.5) million, respectively, and represent foreign currency translation adjustments and unrealized gains and losses on investments.

Total comprehensive income for the nine months ended December 29, 2001 and December 30, 2000 amounted to approximately $19.1 million and $17.7 million, respectively. The adjustments to income to arrive at total comprehensive income for the nine months ended December 29, 2001 and December 30, 2000 amounted to approximately $(0.9) million and $(0.4) million respectively, and represent foreign currency translation adjustments and unrealized gains and losses on investments.

4.     COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS

Investments, available-for-sale

Investments, available-for-sale consist principally of debt securities issued by the federal government of the United States and state and local municipalities. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The cost and estimated fair market value of investments at December 29, 2001, March 31, 2001 and December 30, 2000 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 29, 2001	$5,249	$33	$21	$5,261

March 31, 2001	$4,416	$—	$17	$4,399

December 30, 2000	$6,346	$—	$4	$6,342

As of December 29, 2001, we had investments in debt securities amounting to approximately $2.1 million that were scheduled to mature within one year and approximately $3.1 million that were scheduled to mature within two years. For the quarter ended December 29, 2001, we sold no investment prior to its maturity date. We had investment maturities of approximately $0.7 million for the quarter ended December 29, 2001. We sold no investment prior to its maturity date during the same period of the previous year. We use the specific identification method in determining cost on these investments.

4.     COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Property and Equipment

A summary of property and equipment is as follows (in thousands):

	As of

	Dec 29, 2001	March 31, 2001	Dec 30, 2000

Leasehold improvements	$4,795	$1,658	$1,630

Office furniture, equipment and software	13,401	11,968	12,064

Warehouse equipment	10,550	9,756	9,532

	28,746	23,382	23,226

Less accumulated depreciation	(14,953)	(12,223)	(11,873)

	13,793	11,159	11,353

Assets not yet placed in service	12,557	6,639	2,291

Property & equipment, net	$26,350	$17,798	$13,644

Assets not yet placed in service consist primarily of computer hardware, software and internal costs related to the enhancement of our management information systems. Once these systems are placed in service, all costs that have accumulated will begin depreciation on a straight-line basis over a seven-year period. These upgraded systems are expected to be placed in service by September 2002.

We account for our internal-use software in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs. We have capitalized costs of approximately $6.9 million, $5.5 million and $1.8 million at December 29, 2001, March 31, 2001, and December 30, 2000, respectively.

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the remaining useful lives of the underlying assets. Maintenance, repairs and minor renewals are charged to earnings when they are incurred. Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

4.     COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Equity in Net Income of Affiliates

We make strategic investments in companies that help to promote the worldwide publishing and distribution of books and related products. We use the equity method to account for investments in entities in which we hold a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. We regularly monitor and evaluate the realizable value of our investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge to Equity in net income of affiliates. Our investments in affiliates are included as part of goodwill and other assets in the accompanying consolidated balance sheets.

In June 2001, we acquired a 25% equity interest in The Templar Company, PLC (“Templar”) for approximately $1.4 million. Located in the United Kingdom, Templar is a producer of children’s books that incorporates sophisticated pop-up pictures using high-quality art which includes the award-winning Maurice Pledger wildlife series. Templar markets and sells these books to the international market. We accounted for the investment under the equity method of accounting. Our portion of Templar’s operating results for the three and nine month periods ended December 29, 2001 was $(0.03) million and $0.08 million, respectively, in the accompanying consolidated statements of income.

In September 1999, we acquired a 25% equity interest in Raincoast Book Distribution, Limited (“Raincoast”), a leading Canadian book distributor. We accounted for the investment under the equity method of accounting and included income of $0.3 million and $0.2 million, our portion of Raincoast’s operating results, for the three and nine month periods ended December 29, 2001, respectively, in the accompanying consolidated statements of income. Our portion of Raincoast’s operating results amounted to income of $0.3 million and $0.6 million in the three and nine month periods ended December 30, 2000, respectively, and is included in the accompanying consolidated statements of income.

Goodwill

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets recorded in connection with our acquisitions, is amortized on a straight-line basis over the estimated lives of between 20 and 25 years. Goodwill totaled $8.6 million, $9.9 million and $9.8 million, net of accumulated amortization of $1.1 million, $0.9 million and $0.8 million, as of December 29, 2001, March 31, 2001, and December 30, 2000, respectively. Amortization of goodwill will cease effective April 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. Refer to Note 8.

Line of Credit

We had available $12 million at December 29, 2001 on an unsecured bank line of credit. The interest rate on bank borrowings is based on the prime rate and “LIBOR” rates. The line of credit expires on August 31, 2002. As of and during the respective periods ended December 29, 2001, March 31, 2001 and December 30, 2000, we had no borrowings outstanding on the bank line of credit. The line was amended subsequent to December 29, 2001. Refer to Note 9.

4.     COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Income Taxes

We currently provide for taxes on income regardless of when such taxes are payable in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. We paid income taxes in the nine months ended December 29, 2001 totaling $9.1 million. We paid income taxes during the same period of the previous year of $8.4 million.

Equity Transactions

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001, our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. Under the plan, we have repurchased a total of approximately 1,312,275 shares through December 29, 2001 at an average market price of approximately $10.71. The repurchase program has no expiration date and will be financed through internal cash flows.

We recognize deferred compensation for certain stock options granted under our Stock Option Plan. The compensation is being amortized to expense over the vesting period of the options and we have expensed approximately $55,000 and $166,000 for the three and nine months ended December 29, 2001. Expense for the three and nine months ended December 30, 2000 amounted to approximately $55,000 and $221,000, respectively. The net balance of the remaining deferred compensation has been recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.

5.     PER SHARE INFORMATION

On February 15, 1999, we effected a three-for-two stock split to stockholders of record on February 1, 1999. On January 17, 2000, we effected a three-for-two stock split to stockholders of record on January 3, 2000. On May 11, 2001, we effected an additional three-for-two stock split to stockholders of record on April 27, 2001. Accordingly, all references to shares, options to acquire shares and earnings per share amounts included in these accompanying consolidated financial statements have been restated to reflect the stock splits.

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	Dec 29,	Dec 30,	Dec 29,	Dec 30,
	2001	2000	2001	2000

Net Income	$13,270	$11,416	$20,070	$18,080

Weighted Average Common Shares Outstanding	19,130	19,093	19,098	19,140

Basic Earnings Per Share	$.69	$.60	$1.05	$.94

Weighted Average Common Shares Outstanding	19,130	19,093	19,098	19,140

Dilutive Common Stock Options	757	614	753	641

Total Diluted Weighted Average Common Shares	19,887	19,707	19,851	19,781

Diluted Earnings Per Share	$.67	$.58	$1.01	$.91

6.     COMMITMENTS AND CONTINGENCIES

Operating leases

We lease facilities and certain equipment under non-cancelable operating leases. Rent expense for the three and nine months ended December 29, 2001 and December 30, 2000 amounted to approximately $2.0 million and $5.5 million and $1.3 million and $3.6 million, respectively. The leases have initial expiration dates ranging from 2004 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

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

7.     INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

We operate in one industry segment. For the purposes of analyzing and understanding the financial statements, our continuing operations have been classified according to the geographic regions in which we operate. Net sales by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Dec 29, 2001	Dec 30, 2000	Dec 29, 2001	Dec 30, 2000

United States	$245,195	$226,431	$528,860	$532,319

United Kingdom	18,849	17,256	40,889	32,960

Mexico	1,780	1,482	5,321	3,914

Australia	1,228	975	3,163	2,270

Singapore	53	—	53	—

	$267,105	$246,144	$578,286	$571,463

Net identifiable assets of our operations in different geographic areas are as follows (in thousands):

	As of

	Dec 29, 2001	March 31, 2001	Dec 30, 2000

United States	$339,281	$252,378	$323,052

United Kingdom	31,708	41,728	33,458

Mexico	4,542	3,271	3,912

Australia	5,513	3,671	3,868

Singapore	161	—	—

	$381,205	$301,048	$364,290

8.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of SFAS No. 141are to be accounted for using the purchase method of accounting. We adopted the provisions of SFAS No. 141 for business combinations initiated after June 30, 2001 (see Note 9). The adoption of SFAS No. 141 had no effect on our consolidated financial statements.

8.     RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. We will adopt this standard for our fiscal year beginning April 1, 2002 and based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of SFAS No. 142 is expected to result in an increase to net income of approximately $365,000 for the fiscal year 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, “ Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We do not expect the impact of the adoption of SFAS No. 143 to have a significant impact on our consolidated financial position or results of operations.

In August 2001, The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the impact of the adoption of SFAS 144 to have a significant impact on our consolidated financial position or results of operations.

The FASB has issued final minutes of the EITF’s consensus on Issue 01-10. EITF No. 01-10 prohibits companies from reporting costs, losses and any recoveries related to the terrorist acts of September 11 as extraordinary items. Application of this standard has no impact on our consolidated statements of income.

9.     SUBSEQUENT EVENTS

Publishers Group West

On January 31, 2002, we acquired all of the outstanding capital stock of Publishers Group West Incorporated (“PGW”), located in Berkeley, California, for cash consideration of approximately $38.0 million, subject to customary post-closing adjustments. The transaction was structured as a merger of Nautilus Merger Sub, Inc., a wholly owned subsidiary of the Company, with and into Publishers Group Incorporated (“PGI”). PGW is a wholly owned subsidiary of PGI. Approximately $25.0 million of the purchase price was provided from borrowings under bank credit facilities.

The total purchase price of $38.0 million, subject to the completion of valuation and acquisition-related costs, was allocated as follows: $7.6 million representing the net assets of PGW, $3.4 million in intangible assets consisting of the fair values assigned to publishers' lists and tradename, and the remaining $27.0 million representing goodwill. We intend that the assets of PGW will be used in a manner generally consistent with the use of such assets by PGW prior to the consummation of the acquisition.

The purchase price was the result of our arm’s-length negotiations with PGI, based on our evaluation of the value of PGI’s business. PGI is a holding company which, through its wholly owned subsidiary PGW, is engaged in the business of marketing and distributing books primarily for independent publishers. Immediately prior to our acquisition of PGW, PGI divested itself of its Avalon Publishing Group Incorporated subsidiary (“Avalon”), a book publisher, and PGW entered into a five-year distribution agreement with Avalon. Concurrently with the Avalon divestiture, PGW sold its Canadian distribution business (“PGC”)to a subsidiary of Raincoast Book Distribution Ltd., a Canadian book distributor in which we own a 25% interest, for $0.2 million, and PGW entered into a sales and marketing agreement with PGC for which PGW received $0.5 million. The $0.7 million purchase price was paid $0.1 million in cash at closing with the $0.6 million balance represented by unsecured promissory notes payable over five years at a market interest rate which begins at a date defined in the agreement. The purchase price is subject to customary post-closing adjustments and may be reduced in the event of the loss of certain distribution rights within one year. For five years commencing March 31, 2003, PGW is entitled to receive royalty payments from PGC equal to 1% of net sales which exceed a specified growth margin, as defined in the agreement. Concurrent with the transaction, we issued 30,000 warrants to principals of Raincoast. These warrants vest 20% per year on the anniversary of issuance and expire ten years from the issue date. The warrants are exercisable for cash equal to the excess of the fair market value of an equivalent share of common stock on the date of exercise over the exercise price, which was defined as $17.74 per share on the date of issue. The fair value of the warrants will be included in the purchase price of PGW.

On April 1, 2002, we intend to adopt the guidance under the newly issued SFAS No. 142. Our initial evaluation of the impairment of goodwill, if such impairment exists, will result in a charge to the cumulative effect of change in accounting method. The carrying value of the goodwill will then be reviewed, at least annually, for impairment and written down and charged to the results of operations if and when the impairment recognition criteria is met and the recorded value of the asset exceeds its measured fair value. We intend to have the evaluation of fair value, and therefrom, the purchase price allocation completed by March 31, 2002.

9.     SUBSEQUENT EVENTS (continued)

Revolving Credit Facilities

In connection with the Publishers Group West transaction, in January 2002 we amended our existing line of credit and entered into a new revolving credit agreement with the same financial institution.

On January 11, 2002, our existing, unsecured $12.0 million line of credit was amended, principally to revise certain financial covenants to make them consistent with the new revolving credit agreement described below.

The new revolving credit agreement, as amended on January 31, 2002, provides for a secured line of credit of up to $23.0 million through March 31, 2002 and $13.0 million thereafter through its August 31, 2002 maturity date. Borrowings under the new revolving credit agreement bear interest at the bank’s prime rate or at LIBOR based interest rates, at our selection. We are required to pay an unused loan fee of 1/4 of 1% on any portion of the loan that is available but undrawn. The facilities contain certain covenants which, among other things, require the maintenance of certain financial ratios on a quarterly and annual basis. The key ratios include tangible net worth, senior debt to EBITDA, leverage and current ratios. Eligible accounts receivable must be in excess of the loan. Borrowings under the revolving credit agreement are secured by all of our accounts receivable.

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

This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarters ended December 29, 2001 and December 30, 2000. Additionally, the financial statements and notes thereto and “Management’s Discussion and Analysis in the Company’s Annual Report” on Form 10-K, as amended on Form 10-K/A, for the year ended March 31, 2001 will provide additional information.

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

A. RESULTS OF OPERATIONS
Three Months Ended December 29, 2001 and December 30, 2000:

Net sales for the three months ended December 29, 2001 increased approximately 9% to $267.1 million from $246.1 million for the comparable period last year. Third quarter net sales lagged initially due to the general economic condition, but closed strong in the final few weeks of the holiday season. The growth in net sales can be attributed primarily to the establishment of an extended business relationship with The Borders Group, increases from international divisions, and the continued sales strength at the our membership warehouse customers. Our current period domestic net sales increased approximately 8%, and international net sales increased 11%. The increase in current period net sales can also be attributed to lower customer return rates which decreased to 16% in the third quarter of fiscal 2002 from 17% for the corresponding quarter last year.

During the third quarter of fiscal 2002, gross profit increased 16% to $43.7 million from $37.8 million in the same period of the previous fiscal year. Gross profit as a percentage of net sales increased to 16.4% from 15.4% in the same period of last fiscal year. This increase was primarily attributable to increased sales volume in the higher margin gift, mass-market and local categories, growth in our diversified higher margin businesses and increased international sales, which historically contribute higher gross margins than domestic sales. In addition, we experienced higher contributions from publisher incentive programs as well as lower inventory markdown expense. The improvement in inventory markdown expense was driven primarily by better inventory management.

Distribution and administrative expenses for the three months ended December 29, 2001 increased 11.9% to $22.3 million and represented 8.3% of net sales as compared to $19.9 million or 8.2% of net sales in the same period of the previous fiscal year. The increase in distribution and administrative expenses resulted primarily from increased business activities of our higher margin operations, customer diversification, and related ongoing occupancy costs due to our expanded operations.

Interest and dividend income decreased to $0.2 million in the third quarter of fiscal 2002 from $0.7 million in the same period of the previous fiscal year due to lower cash and investment balances as a result of the timing of inventory purchases and capital investment, as well as lower investment yields.

Provision for income taxes increased to $8.6 million in the current quarter from $7.4 million in the same period of the previous fiscal year. The increase reflects our increased pre-tax income, while our effective tax rate remained constant between the periods at 39.25%.

Net income for the three months ended December 29, 2001 increased 16% to $13.3 million, or $0.67 per diluted common share, compared with net income of $11.4 million, or $0.58 per diluted common share, for the three months ended December 30, 2000. The increase in net income was a result of growth in our diversified higher margin businesses and improved international results.

Nine Month Periods Ended December 29, 2001 and December 30, 2000:

Net sales for the nine months ended December 29, 2001 increased 1% to $578.3 million from $571.5 million for the comparable period last year. The overall increase in net sales can be primarily attributed to the 26% growth in our international divisions, offset by a 1% decrease in domestic net sales, which was a result of the general economic deadline.

During the first nine months of fiscal 2002, gross profit increased 14% to $90.3 million from $79.2 million in the first nine months of the previous fiscal year. Gross profit as a percentage of net sales increased to 15.6% from 13.9% in the same period of last fiscal year. This increase was primarily attributable to increased sales volume in the higher margin gift, mass-market and local categories, growth in our diversified higher margin businesses and increased international sales, which historically contribute higher gross margins than domestic sales. In addition, we experienced higher contributions from publisher incentive programs as well as lower inventory markdown expense. The improvement in inventory markdown expense was driven primarily by better inventory management.

Distribution and administrative expenses for the nine months ended December 29, 2001 increased 13.4% to $58.4 million compared to the same quarter of the previous year, and represented 10.1% of net sales compared to $51.5 million, or 9.0% of net sales, in the same period of the previous fiscal year. The increase resulted primarily from distribution center labor associated with the growth in our “Pic N’ Pak” business, one-time relocation expenses for our two distribution center expansions which occurred during our second quarter this fiscal year, and related ongoing facilities occupancy costs due to our expanded operations.

Interest and dividend income decreased to $0.9 million in the first nine months of fiscal 2002 from $1.5 million in the same period of the previous fiscal year due to lower cash and investment balances as a result of the timing of inventory purchases and capital investment, as well as lower investment yields.

Provision for income taxes increased to $13.0 million in the current nine months from $11.7 million in the same period of the previous fiscal year. The increase reflects our increased pre-tax income, while our effective tax rate remained constant between the periods at 39.25%.

Net income for the nine months ended December 29, 2001 increased 11% to $20.1 million, or $1.01 per diluted common share, compared with net income of $18.1 million, or $0.91 per diluted common share, for the first nine months of the prior fiscal year. The increase in net income from the prior year period was a result of growth in our diversified higher margin businesses and improved international results.

B.     LIQUIDITY AND SOURCES OF CAPITAL

Our working capital requirements are seasonal with cash balances peaking in the third fiscal quarter and the greatest utilization of cash occurring in our second fiscal quarter. Cash and cash equivalents and short-term investments available-for-sale amounted to $30.4 million at December 29, 2001, $34.2 million at March 31, 2001 and $65.1 million at December 30, 2000. Working capital was $83.0 million as of December 29, 2001, an increase compared to the levels at March 31, 2001 of $76.6 million and December 30, 2000 of $78.3 million.

For the nine months ended December 29, 2001, operating activities provided $12.8 million in cash. During the prior fiscal year period, operating activities provided $42.2 million of cash. The decrease in operating cash flow was primarily driven by a reduction in the use of accounts payable to finance our operating activities, while maintaining relatively consistent inventory levels with the December 30, 2000 period. Trade accounts receivable increased to $52.9 million for the nine months ended December 29, 2001, an increase of $6.0 million over the $46.9 million increase in trade accounts receivable for the nine month period ended December 30, 2000. The primary reason for the increase was sales, which peaked in December due to deferral of consumer purchases to later in the holiday season than had occurred historically. Inventory levels at December 29, 2001 were $136.6 million, an increase of $16.0 million from March 31, 2001 and $4.7 million for the nine months ended December 30, 2000. This increase was primarily due to increases in inventory levels in each of the nine month periods to meet anticipated seasonal customer demand, offset by a small decrease in inventory reserves over the same period a year ago, which was the result of our continuing improvement in selling through slow-moving books and improved buying decisions on non-returnable inventory purchases.

Income taxes payable at December 29, 2001 increased $2.3 million from March 31, 2001 as compared to an increase of $3.9 million at December 30, 2000. The decrease of $1.6 million period-over-period was due to timing differences.

Net cash used in investing activities during the nine-month period ended December 29, 2001 amounted to $13.8 million and was used primarily to fund capital investments related to our efforts to expand our distribution capacity and efficiency, to upgrade our management information systems, and the acquisition of an international equity interest as part of our strategic plan to grow in diversified higher margin businesses. For the nine months ended December 30, 2000, investing activities used $6.0 million, the majority of which was used to purchase capital assets.

Financing activities provided net cash of $0.4 million for the nine months ended December 29, 2001 that resulted primarily from the proceeds from the exercise of options offset by stock repurchases. For the nine months ended December 30, 2000, financing activities used net cash of $8.0 million which was primarily the result of the stock repurchases and dividends paid, offset only slightly by the proceeds from the exercise of options.

We had $12.0 million available at December 29, 2001 on an unsecured bank line of credit. The line of credit expires on August 31, 2002. As of and during the periods ended December 29, 2001, March 31, 2001 and December 29, 2001, we had no borrowings outstanding on our bank line of credit. Refer to Note 9.

On January 31, 2002, we utilized $13.0 million in available cash flow and borrowed $25.0 million available under our bank credit facilities in connection with our acquisition of PGW. Refer to Note 9.

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

In the first nine months of fiscal 2002, distribution and administrative costs increased by 13% as compared to the same period one-year ago. The increase in our distribution and administrative costs was primarily a result of increased payroll expenses due to additional headcount and facilities costs related to our distribution center expansion in order to meet the requirements of our initiative to expand our higher margin business.

For the nine months ended December 29, 2001, we made capital investments of approximately $11.5 million that related to our efforts to expand our distribution capacity and efficiency, and also to upgrade our management information systems. During the same period of our prior fiscal year we made capital investments related to these projects of approximately $5.0 million. These capital assets consist mainly of computer hardware and software and internal costs related to the enhancement of our management information systems, distribution equipment, and leasehold improvements. Of the $11.5 million spent in the nine months ended December 29, 2001, $6.0 million is related to the management information systems enhancement. Cumulative expenditures related to this project amounted to $12.6 million at December 29, 2001. All accumulated costs related to these assets not yet placed in service will begin depreciation on a straight-line basis over a seven year period when placed in service, which is expected to occur by September 2002.

As announced April 18, 2001, the Board of Directors approved an annual dividend payment of $0.04 per share to shareholders of record on March 1, 2002 which will be payable on March 15, 2002.

We believe that our existing working capital, cash flows from operations, trade credit traditionally available from our vendors, and our availability under existing credit facilities or other sources of credit will provide sufficient liquidity to cover debt service costs and any reasonably foreseeable future working capital and capital expenditure requirements associated with our existing operations. Although we have no acquisition commitments at the present time, other than the acquisition of Publishers Group West, we continue to consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could materially affect our future liquidity and capital resources.

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

We wish to caution readers that, with the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Act and the Exchange Act. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements and include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements describing our objectives, plans or goals are forward-looking statements. All of these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual result, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, but are not limited to, factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the Vendor Managed Inventory (VMI) program, changes in technology affecting the book publishing, wholesaling and distribution business, currency and other risks related to foreign operations, expansion plans, the management of our growth, including the effectiveness of our integration of acquired businesses, the results of financing efforts and other factors discussed in our other filings with the Securities and Exchange Commission. These factors are not necessarily all of the important factors that could affect our actual results during Fiscal 2002 and beyond. Other unknown or unpredictable factors could also have material adverse effects on our future results.

The forward-looking statements are made only as to the date hereof and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in interest rates primarily from securities held in our investment portfolio. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, and the realization of earnings from such investments. Our cash and cash equivalents consist primarily of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of December 29, 2001, our investments of approximately $2.1 million are scheduled to mature within one year and approximately $2.6 million are scheduled to mature within two years. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

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

In June 1998, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 was amended in June 1999 by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, and in June 2000 by SFAS No. 138 for “Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes form fair value reflected in operations. We adopted the provisions of SFAS No.133, as amended by SFAS No. 137 and SFAS No. 138, in April 2001, and the effect of the adoption was immaterial to our consolidated financial statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits incidental to our business, and management believes that the outcome of any of those matters will not have a material adverse effect on our consolidated financial statements or results of operations.

ITEMS 2-4. NOT APPLICABLE

ITEM 5. OTHER INFORMATION

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001; our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. Under the plan, we have repurchased a total of approximately 1,312,275 shares through December 29, 2001, at an average market price of approximately $10.71. The repurchase program has no expiration date and will be financed through internal cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits – none

(b)  Report on Form 8-K – none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC. Registrant

February 12, 2002	By:	/s/ Michael M. Nicita

Date		Michael M. Nicita Chief Executive Officer and Director (Principal Executive Officer)

February 12, 2002	By:	/s/ Edward J. Leonard

Date		Edward J. Leonard Chief Financial Officer Executive Vice President (Principal Financial and Accounting Officer)