Form 10-K
period 2002-03-31
ADVANCED MARKETING SERVICES INC
filed 2002-06-24
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002

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
Common Stock, $0.001 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]        No [   ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     The aggregate market value of the Registrant’s voting stock held by nonaffiliates of the Registrant at March 31, 2002 was $354,766,680.

     The number of shares of the Registrant’s Common Stock outstanding as of June 1, 2002 was 19,287,006, excluding treasury shares of 3,733,875.

     DOCUMENTS INCORPORATED BY REFERENCE Portions of the Registrant’s definitive Proxy Statement for its July 25, 2002 Annual Meeting of Stockholders (filed on or about June 25, 2002) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1 — BUSINESS

GENERAL

     Advanced Marketing Services, Inc. (“AMS”, “we”, “our”, “us”), provides global customized services to book retailers and publishers. We are a leading wholesaler of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children’s books; and Spanish-language books. In addition, to a lesser extent, we sell pre-recorded audiocassettes (books on tape). In conjunction with our product sales, we provide product selection advice, vendor managed inventory (“VMI”) services, specialized merchandising and product development services, and logistical and handling services to membership warehouse clubs and other retailers operating in the United States of America, Canada, Mexico, the United Kingdom (UK), Australia, Singapore and certain other Pacific Rim countries. With our recent acquisition of Publishers Group West, Incorporated (“PGW”), we are also the largest independent contract distributor for small-to-medium size publishers in North America. See “Recent Developments.” The descriptions of our business, properties and legal proceedings reflect our acquisition of PGW.

     Due to the continuous introduction of new titles by the book publishing industry, we provide weekly recommendations, tailored to each customer’s marketing priorities, with respect to the new titles to be sold in our customers’ book departments. These recommendations are selected by our buyers from among the over 1,000,000 titles in print and over 135,000 new books published each year. We also create unique products and develop specially packaged book and book-related products for sale to our customers. We support our customers’ inventories by maintaining back-up inventory in our distribution centers for prompt delivery as needed to customer locations. We maintain five domestic regional distribution centers to assure timely delivery to our customers, enhance our customers’ inventory turnover rates and reduce our customers’ handling and holding costs. See “Properties.”

     We provide wholesale services to a major warehouse club customer and others in the United Kingdom and continue to expand our clientele to food markets and other specialty retailers. In Mexico, we wholesale products to a variety of retailers, including warehouse clubs, hypermarkets, discount department stores and other specialty retailers. In addition to providing traditional book distribution services to independent bookstores, chain bookstores and department store book departments, our Australian subsidiary provides contract warehousing and direct to consumer capabilities for publishers. In Canada, through our equity interest in Raincoast Book Distribution, Limited (“Raincoast Books”), we have enhanced our coverage of North America and expanded our distribution network. See “International Business.”

     We publish a limited number of titles through our in-house publishing arm, Advantage Publishers Group (“APG”), which manages our Thunder Bay, Laurel Glen, Silver Dolphin and Portable Press imprints. While our publishing activities remain a limited part of our overall business operations, we have continued to expand these activities through acquisitions as well as the growth of title offerings.

     We were incorporated in 1982 in California and were reincorporated in Delaware in June 1987. Our executive offices are located at 5880 Oberlin Drive, San Diego, California 92121; telephone (858) 457-2500.

RECENT DEVELOPMENTS

     On January 31, 2002, we consummated our acquisition of PGW for approximately $38.5 million. See Note 11 of Notes to Consolidated Financial Statements. PGW, which maintains its headquarters in Berkeley, California, is the largest independent contract distributor for small-to-medium size publishers in North America, represents more than 125 independent publishers through exclusive distribution contracts and is among the top 10 book vendors in the United States of America. In May 2002, we consolidated our Advanced Global Distribution (“AGD”) division with PGW in Berkeley. Distribution represented approximately 3% of revenue for FY 2002, and we expect this business to grow to 14% to 16% of revenue for Fiscal 2003 as a result of having PGW included in our results for an entire year. See “Product Distribution and Handling Services.”

RECENT DEVELOPMENTS (continued)

     In June 2001, we acquired a 25% equity interest in The Templar Company, PLC (“Templar”) for approximately $1.4 million. Located in the United Kingdom, Templar is a designer of children’s books that incorporates sophisticated pop-up pictures using high-quality art, including the award-winning Maurice Pledger wildlife series. Templar markets its products on a worldwide basis. See Note 10 of Notes to Consolidated Financial Statements.

MEMBERSHIP WAREHOUSE CLUB INDUSTRY

     Our customers include for-profit membership warehouse clubs that sell a broad range of primarily brand-name merchandise at or near wholesale prices. Membership warehouse clubs are able to provide their individual and business members, who commonly pay annual membership fees, substantial cost savings on high-quality merchandise through the efficiencies of warehouse-type facilities and a no-frills, self-service operation policy. Membership warehouse club locations typically have more than 130,000 square feet of floor space and offer a limited selection of brand-name products in a wide range of merchandise categories. This merchandising approach was introduced in Southern California in 1976. Since then, the membership warehouse club industry has experienced significant growth, with sales estimated to be approximately $75.0 billion in 2002.

     The following table summarizes our penetration of the warehouse club industry in the US and Canada:

Number of Locations and Locations Served
Membership Warehouse Clubs
United States of America and Canada(1)

			Locations
	Total Number		Served
Year Ended March 31	of Locations		by AMS

1994	716		596
1995	742		592
1996	755		743
1997	786		776
1998	807		799
1999	832		822
2000	873	(2)	810
2001	914	(2)	851
2002	976	(3)	919

(1)	Only US membership warehouse club locations to which we shipped more than $50,000 per year are included as locations served in the above table.

(2)	63 Canadian locations were serviced by our Canadian affiliate, Raincoast Books.

(3)	57 Canadian locations were serviced by Raincoast Books. See “International Business.”

     We also serve 62 warehouse club locations in Mexico, 11 in the United Kingdom and ship a limited amount of product to 12 warehouse club locations in various Pacific Rim countries. See “International Business.” The number of locations served is not necessarily indicative of our total sales volume to the warehouse club industry as the volume of our shipments to a location can vary from year to year based on competitive and other factors.

     Books are well suited to the membership warehouse club merchandising strategy of offering recognizable, quality merchandise at substantial savings. Books appeal to a wide range of consumers and are popular gift items. Additionally, due to their relatively high selling price in relation to their size, books generally provide membership warehouse clubs with above-average sales per square foot of selling space. By offering a continually changing selection of books at a substantial discount from suggested retail prices, membership warehouse clubs encourage retail customers to purchase books for their enjoyment, as gifts and for business needs or interests.

MEMBERSHIP WAREHOUSE CLUB INDUSTRY (continued)

     Notwithstanding the appeal of books as a product line, most membership warehouse clubs are not able to apply their standard product purchasing and handling procedures to their book departments. Typically, a membership warehouse club purchases a limited selection of each product category directly from manufacturers who ship to their retail locations. In contrast, in order to be able to offer even a limited selection of books, typically 100 to 250 stock keeping units (SKUs) at any one time, a membership warehouse club would be required to devote considerable time and resources to selecting from among the over 1,000,000 titles in print and the over 135,000 new books published each year by more than 4,200 publishing houses. The membership warehouse club also would incur high freight and handling costs to receive deliveries from, and make returns to, the numerous vendors of such books. Thus, the unique nature of books has led many membership warehouse clubs to rely on wholesalers for a portion of their book purchases. See “Risks and Competition.”

OTHER CUSTOMERS

     We supply an assortment of primarily business and computer titles to certain companies in the office product and computer superstore markets. We also serve a variety of other specialty retailers in the children’s education discount retail and book businesses. More recently, we began to develop relationships with Internet book retailers and now provide product on a limited basis to several Internet book retailers. Current business development efforts have also focused on supplying product to the chain bookstore market and to the independent book retailers.

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

     Our book selection process depends on a close working relationship between our general merchandise managers and our major vendors. The process of selecting books generally begins when a publisher’s representative submits pre-publication book summaries to our general merchandise managers. A general merchandise manager evaluates each book on the basis of such factors as subject matter and author; suitability for the customers’ selling environments; visual appeal; the extent of the publisher’s promotion and advertising support; and the estimated number of copies to be printed. We have developed a proprietary software system, called “Ed-Eyes,” that allows our retail customers and publishers to view, on their desktops, important historic statistical information as well as forecasts, to assist in the product selection and product tracking processes. Because we are a major customer of many of our vendors, such vendors often consult with us during pre-publication planning, allowing us to influence the design and packaging of many of the books we purchase. After choosing titles, the general merchandise managers, in conjunction with the general marketing managers, determine which specific titles will be recommended to each customer on the basis of their knowledge of the customer base, regional characteristics and marketing priorities.

     Product selection is the responsibility of our Merchandising Department, under the direction of the Executive Vice President — Merchandising to whom 9 professional managers and a staff of approximately 33 associates report. Each general merchandise manager is responsible for several categories of products which include hardcover bestsellers, mass market paperbacks, cooking, travel, regional, computer, gift books (including art and coffee table books), children’s books, calendars, CD-ROM products, pre-recorded audio and video cassettes, computer and Spanish-language books.

PRODUCTION SELECTION SERVICES AND PURCHASING PRACTICES (continued)

     We usually purchase titles directly from publishing houses at standard book industry wholesaler discounts, which generally exceed retailer discounts. We make use of cooperative advertising allowances that publishers make available to wholesalers and retailers. We do not generally purchase remainder titles, but will occasionally purchase closeout lots of certain titles at higher than normal discounts. Virtually all books sold are returnable to us by our customers for full credit so long as the books are in saleable condition. Consistent with book industry practice, approximately 87% and 90% of the books we purchased in Fiscal 2002 and 2001, respectively, were returnable to the publisher, a practice which substantially reduces our risk of inventory obsolescence. The balance was purchased on a non-returnable or partially returnable basis, often at higher purchase discounts.

     We publish a limited number of titles through our in-house publishing arm, APG, which manages our Thunder Bay, Laurel Glen, Silver Dolphin and Portable Press imprints. While our publishing activities remain a limited part of our overall business operations, we have continued to expand these activities through acquisitions as well as the growth of title offerings. Through these activities typically achieve higher product margin, there is increased risk of markdown associated with our inventory of self-published titles. The titles are typically sold to both our warehouse club customers and to independent and chain bookstore customers. The majority of our published product is developed in conjunction with major publishers. See “Product Development and Marketing Services.”

     In the years ended March 31, 2002, 2001 and 2000, customer returns represented approximately 22%, 19%, and 19%, respectively, of our gross sales. Customer return rates are impacted by the sales success of individual titles relative to quantities ordered by customers as well as customer ordering practices for different volume locations. Returns to publishers represented approximately 27%, 26%, and 22%, respectively, of our total purchases during the same periods. The recent increase in returns to publishers is attributable to higher returns from our customers and management’s increased focus on inventory and working capital management. The publisher returns rate exceeds the customer returns rate due to our policy of maintaining back-up inventory so that we can respond promptly to customer orders.

     Our reserves for markdowns on inventory decreased by approximately $0.2 million to $6.7 million in Fiscal 2002. We added $1.0 million to our reserves for markdowns as a result of slower than expected sales of certain books which are not returnable to the publisher and deducted $1.3 million for actual losses incurred on books for which reserves had previously been made. To the extent that we are unable to sell non-returnable books to our traditional customers, we sell such books to customers where, in certain cases, it is necessary to sell at, or below, our cost. We believe our reserves for markdowns are adequate based on our past experience and present market conditions, although no assurances can be given that actual losses will not exceed present reserves when these non-returnable books are actually sold.

     We make purchases from publishers on varying payment terms. We generally take advantage of discounts for prompt payments, when economically attractive. During the year ended March 31, 2002, we made purchases from approximately 400 publishers. This figure does not include purchases made by PGW. Four publishers individually accounted for 10% or more of our total purchases in Fiscal 2002. These included Random House Inc., Penguin Putnam, Inc., Time Warner and Simon & Schuster, which accounted for 19%, 14%, 11% and 11%, respectively, of our purchases. We continue to open accounts with new publishers and believe that adequate sources of supply exist to meet anticipated growth. As is customary in the industry, we do not maintain long-term or exclusive purchase commitments or arrangements with any publisher as part of our wholesale business. We do have exclusive arrangements with certain small-to-medium size publishers in connection with our contract distribution business.

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

PRODUCT DEVELOPMENT AND MARKETING SERVICES (continued)

     The marketing of our products is under the direction of the Executive Vice President — Marketing to whom 10 professional managers and a staff of 24 marketing personnel report. Members of the staff are assigned to specific customers and present new titles, recommend promotions, analyze point-of-sale data and vendor managed inventory forecasting, coordinate orders and shipments, and handle other customer requests.

PRODUCT DISTRIBUTION AND HANDLING SERVICES

     A critical element of our service is the ability to respond quickly to customers’ orders because an important financial and operating goal of many of our customers is a high inventory turnover rate. We have established a national network of five regional distribution centers to assure rapid deliveries to our customers. These distribution centers are located in general-purpose warehouse facilities in the metropolitan areas of Sacramento, California; Indianapolis, Indiana; Baltimore, Maryland; Reno, Nevada; and Dallas, Texas. At our distribution centers, we receive books from multiple vendors and dispatch, using common and contract carriers, consolidating shipments on a weekly basis to most of our customer locations. Weekly deliveries for our wholesale business eliminate the need for customers to stock large inventories on-site and enable our customers to utilize valuable marketing space for other products. Consolidated shipments reduce customer handling and freight costs by eliminating the costs associated with deliveries by multiple vendors. All of our distribution centers, with the exception of the recent addition of our Reno, Nevada distribution center as a result of the PGW acquisition, are linked with our computerized order-processing center at our San Diego, California headquarters and, as a result, customer orders are generally shipped within 24 hours of receipt. Because customer orders are generally shipped within 24 hours of receipt, our backlog at any date is usually insignificant and not a meaningful indicator of future sales. Our computer system also enables us to provide information and special reports to assist customers with operations and marketing. For an additional fee, upon request, we will sticker books with the customer inventory item number and retail sales price. We believe that all of these services enhance our customers’ inventory turnover rate and reduce their handling and holding costs.

     We have a vendor managed inventory (“VMI”) proprietary software system designed to reduce the customers’ need to write individual location orders and further improve their inventory turnover. The software we developed for VMI is designed to forecast future book sales based on the expected life cycle of a particular title. These forecasts, coupled with customer point of sale information, enable us to effectively offer advice to manage customer laydown and replenishment orders for each customer location.

     To further enhance our service capabilities, we have installed new software and material handling equipment (“Acupak”) in our distribution facilities in Sacramento, Indianapolis, Baltimore and Dallas. The Acupak system is designed to improve our efficiency in handling customer orders, and permits us to service additional customers requiring less than a full carton of a particular title.

INTERNATIONAL BUSINESS

     We operate wholly owned foreign subsidiaries in the United Kingdom, Mexico, Australia and Singapore. In addition, in Fiscal 1999 we enhanced our North American coverage through an equity investment in Raincoast Books, a leading Canadian book distributor and publisher. In Fiscal 2002 we added to our international investments through a 25% equity investment in The Templar Company, PLC, a UK-based designer of children’s books for the international market. The company’s product line includes the award-winning Maurice Pledger wildlife series, published in the US through our APG division under the Silver Dolphin imprint.

     Advanced Marketing (UK) Limited was incorporated in September 1993 in the United Kingdom. In 1998 and 1999 we acquired two other book distributors in the United Kingdom, Aura Books, PLC and Metrastock Limited, through our European holding company, Advanced Marketing Europe, Limited. In Fiscal 2001, we acquired Aspen Book Marketing (“Aspen”); a wholesale distributor of specialty books to the Safeway store chain in the United Kingdom. In Fiscal 1999 we combined our distribution facilities in the United Kingdom in order to integrate operations, improve customer service and continue efforts to expand our distribution services. Located in Bicester, Oxfordshire, our 74,000 square-foot mezzanined distribution center is designed to service the 11 existing locations of a major warehouse club, a major national retail chain store, national department stores, and over 2,000 garden centers and specialty retail outlets in the UK, and provides potential capacity for further growth through strategic acquisitions and expansion of our customer base.

INTERNATIONAL BUSINESS (continued)

     Advanced Marketing S. de R.L. de C.V. was incorporated in January 1994 in Mexico. From our headquarters in Mexico City, we distribute books to 62 membership warehouse club locations, as well as a variety of general and mass merchandisers, office supply superstores and other specialty retailers. We have expended significant effort in developing relationships with Mexican publishers. Our belief is that this strategy will assist our expansion efforts in Mexico and Central and South America, and also create product-sourcing opportunities for the Spanish language market in the United States of America.

     In an effort to increase our presence in North America, in September 1999 we acquired a 25% equity interest in Raincoast Books in Canada. Headquartered in Vancouver, British Columbia, Raincoast Books has served the Canadian bookselling community since 1979 and has the exclusive Canadian distribution rights for approximately 40 publishers. Raincoast Books also performs wholesaling services for certain customers and has extensive publishing operations.

     In March 2000, we acquired Bookwise International of Australia headquartered in Adelaide, Australia. Bookwise is a distributor of specialty books in a wide variety of subject areas covering fine art, architecture, craft, photography, cooking, gardening, wine, travel, martial arts and music. Bookwise exclusively represented 45 publishers at the time of acquisition which has grown to over 90 as of March 31, 2002. Bookwise has a trade account base of over 1,000 customers serving traditional bookstores, chain bookstores and department stores in Australia and New Zealand.

     Using Bookwise as our expansion platform, in September 2001, we began operations in Singapore through Bookwise Asia. Our new Asian operation is helping AMS to diversify its core distribution role in Australia and New Zealand by leveraging existing publisher, supplier and customer relationships in a new geographic region. We plan to continue to use Bookwise as our platform for expansion into Asia and the Pacific Rim markets.

     International operations represented 8.4% of worldwide net sales in Fiscal 2002. We expect this to grow in absolute dollar terms consistent with the trend for the past two years.

BUSINESS STRATEGY

     Our business strategy is to continue to provide customized services to retailers and publishers on a global basis. These services include effective book purchasing, sales and marketing, handling and logistical services to these customers. We believe that we have achieved the position as a leading book supplier to membership warehouse clubs and specialty retailers, e-commerce retailers and traditional bookstores, because of our ability to offer sound product selection advice, specialized product development and marketing services and rapid product delivery, all at competitive prices. Additionally, we continue to diversify the business by adding new accounts, making strategic acquisitions, enhancing our capabilities in shipping direct to consumers for our customers, expanding contract distribution and developing unique products for our customers through our publishing activities. During Fiscal 2002, we consummated two such transactions to enhance our capabilities. In January 2002, we acquired PGW and in June 2001 we acquired a 25% equity interest in Templar, in each case further expanding and diversifying our distribution business. See “Recent Developments.”

     In order to fulfill our business strategy, we began, three years ago, to significantly invest in staff, space and systems. We first deliberately filled important upper management positions with individuals who had experience in billion-dollar-plus revenue business environments. Ed Leonard, our Chief Financial Officer; Bill Berryman, our Chief Information Officer; and Mike Focht, our EVP-Operations were all hired during this time period. Second, as the leases for existing distribution centers in the US expired, or as we outgrew them, we moved to new centers that were larger than required for just our core wholesale needs. This was the result of our strategic decision to enter the distribution business in the US. We knew from our planning process, and from our investment in Raincoast Books in Canada and our acquisition of Bookwise in Australia, that distribution was an extremely space-intensive business. Finally, we began a multi-year, phased implementation of a full Oracle Enterprise Resource Planning system (“ERP”), with the final and most significant segment of that process to take place in the late first quarter and early second quarter of Fiscal 2003. We expect the completion of this three year plan to put into service significant infrastructure investments in the areas of staff, space and systems, will position AMS for substantial growth while reducing distribution and administrative expenses as a percentage of net sales. Our staff continues to plan strategically for consistent growth and performance; our current distribution center capacity has allowed us to better service existing clients and to engage in discussions with substantial new ones; and we expect that our new systems will allow us to create the common “backbone” for our diverse domestic and international operations, as well as to continue to create state-of-the-art software support for our customers. Management believes that these substantial infrastructure investments are required to continue to maintain our competitive advantage and create a platform for future sales, margin and profit growth.

RISKS AND COMPETITION

     In Fiscal 2002, approximately 78% of our sales were to membership warehouse clubs with the remainder to office product superstores, computer superstores, Internet retailers, and other specialty retailers. In the year ended March 31, 2002, two particular warehouse club customers accounted for approximately 71% of our net sales. Although we believe we provide services and efficiencies that membership warehouse clubs and other retailers would have difficulty duplicating, we believe there is a risk that our customers may, from time to time, increase the percentage of books they purchase directly from publishers or from other wholesale distributors. Further, we could lose customers if they discontinue books as a product line, suffer a business failure or merge or consolidate with another entity that we do not currently service. We have no long-term or exclusive purchase commitments with any of these customers. Any loss of a major customer would have a material adverse effect on our business. Given the relatively small number of membership warehouse club chains, our reliance on a few customers is likely to continue. See “Customers.”

     We are a leading supplier of books to the membership warehouse club market, which is highly competitive. We compete in such markets with national book wholesalers, some of which are larger than we are and with regional book wholesalers and local book jobbers with whom we compete on the basis of price and service. Certain publishers sell directly to membership warehouse clubs, and one or more of our customers could choose in the future to purchase more of its books directly from publishers. As a result, we could face additional competition from publishers in the future. Membership warehouse clubs face competition from discount and retail bookstore chains that may indirectly affect us. Due to their high sales volume, membership warehouse clubs may represent an attractive market that other book wholesalers may seek to enter and compete directly with us. We believe that our principal competitive advantages are the ability to select, package, and assort products so that they sell in high volumes; to distribute such products rapidly; to electronically interface with customers; to efficiently manage inventory; to maintain sufficient back-up inventories; and to price products competitively.

     Through our ability to forecast inventory needs with our proprietary software systems, we purchase certain titles on a non-returnable basis, which we in turn may sell on a returnable basis. To the extent that actual sales of such titles do not equal purchased quantities, we risk having inventory remaining which we may be unable to sell at or above our cost. We utilize a team of associates dedicated to selling such remainder product. In addition, we have implemented policies to evaluate more completely the non-returnable inventory risk we assume. However, we have incurred substantial expense in the past to sell such excess inventory and may incur such expense in the future. Although we believe our recorded reserves are adequate to cover our exposures, we may experience an increase in non-returnable inventory and associated markdown costs as a result of our increased publishing activities.

     We are the leading independent distributor for small-to-medium size publishers in the North American market, which is highly competitive. Our competition in distribution services comes from a variety of smaller, privately held, contract distributors and, to a lesser degree, from some of the larger publishers who provide distribution services to other publishers. Competition is based upon a number of factors, including, marketplace performance of particular titles; price; expertise and technical delivery capabilities; breadth of titles offered; ability to provide other services, such as stickering, advertising, sales and marketing support; and distribution capacity and capability. We believe our competitive advantages include our broad product line, our strong field sales force, our ability to provide stickering, advertising and other support services, and our distribution center ability to ship from multiple warehouses, thereby decreasing freight expense and decreasing product time-to-market. Inventory is held on a consignment basis for distribution client publishers.

CUSTOMERS

     We are currently servicing three membership warehouse club customers. These three customers account for over 95% of the sales in the warehouse club industry and operate over 1,000 locations throughout the United States of America, Canada, Mexico, the United Kingdom and certain Pacific Rim countries. Taking into account domestic and international activities, the following table sets forth those customers who accounted for 10% or more of our total net sales in Fiscal 2002, 2001 and 2000.

	Percentage of Net Sales

	2002	2001	2000

Costco Companies, Inc.	37%	38%	40%
SAM’s Club (a unit of Wal-Mart Stores, Inc.)	34%	38%	41%

EMPLOYEES

     At March 31, 2002, we had approximately 850 employees worldwide who were engaged in administrative, merchandising, marketing and warehousing operations. We also hire temporary workers, primarily during the peak holiday season. None of our employees are represented by a labor union. We consider our employee relations to be good.

ITEM 2 — PROPERTIES

     We are headquartered in approximately 63,000 square feet of commercial space in San Diego, California. The space is leased for a 10-year term expiring in 2008 with an annual base rent of approximately $771,000. We also maintain offices in approximately 24,000 square feet of commercial space in Berkeley, California and approximately 3,000 square feet of commercial space in New York, New York. The Berkeley space is leased for a 10-year term expiring in 2008 with an annual base rent of approximately $320,000. The New York space is leased for a 5-year term expiring in 2003 with an annual base rent of approximately $62,000. The properties in Berkeley, California and New York, New York, as well as the distribution center in Reno, Nevada referred to below, service the business added as a result of our acquisition of PGW.

We maintain the following US distribution centers from which we ship to our US customers:

Location	Approximate	Date	Leased
(Metropolitan Area)	Square Footage	Opened	Through

Dallas, Texas	145,000	November 1997	October 2004
Baltimore, Maryland	320,000	July 2001	June 2011
Sacramento, California	320,000	April 2000	September 2010
Indianapolis, Indiana	415,000	July 2001	June 2012
Reno, Nevada	305,000	April 1999	December 2004

     Each of these distribution centers is leased, with the leases expiring between 2004 and 2012. Annual base rent payments range from $0.3 million to $1.5 million. In Fiscal 2001, we moved our Baltimore and Indianapolis distribution centers into new facilities. In July 1999, we moved our United Kingdom operations into a newly leased facility with approximately 74,000 square-feet located in Bicester, Oxfordshire. Under the terms of the 15-year lease agreement, expiring in 2014, we pay an annual base rent of $640,000. Our Australian operation, Bookwise International, leases a 13,000 square-foot warehouse facility in Adelaide, Australia. Under the terms of the five-year lease, expiring in 2005, we pay an annual base rent of approximately $80,000. For our operations in Mexico, we use a third party warehousing and distribution company. In addition, in Mexico and Australia, we lease office space for administrative and sales purposes on short-term leases, the commitments under which are not material.

ITEM 3 — LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended March 31, 2002.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock has been traded on the New York Stock Exchange since November 9, 2000 under the symbol “MKT.” Prior to that time, our Common Stock was traded in the over-the counter market under the NASDAQ National Market Symbol “ADMS.” The following table sets forth the high and low closing prices of the Common Stock, as reported on the New York Stock Exchange since November 9, 2000 and prior to that time as reported on the NASDAQ National Market. We had approximately 3,000 beneficial stockholders and 70 stockholders of record on March 31, 2002.

Fiscal Quarter	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter-Ended June 30/July 1	$20.850	$15.200	$14.917	$12.083
Second Quarter-Ended September 29/September 30	20.280	13.320	13.417	10.209
Third Quarter-Ended December 29/December 30	19.700	14.140	12.000	10.333
Fourth Quarter-Ended March 31	25.300	17.450	15.600	9.833

     In May 1998, we announced our Board of Directors’ intent to declare and pay dividends on our Common Stock at an annual rate of $0.10 per share (pre stock splits). On January 21, 1999, we announced that our Board of Directors had approved the declaration of a three-for-two stock split on February 15, 1999 to stockholders of record on February 1, 1999. At that time, the annual dividend was adjusted to $0.067 per share. In May 1999, we announced that our Board of Directors increased the dividend to the annual rate of $0.08 per share. On December 13, 1999, we announced that our Board of Directors had declared a second three-for-two stock split on January 17, 2000 to stockholders of record on January 3, 2000. At that time, the annual dividend was adjusted to $0.053 per share. On April 18, 2001, we announced that our Board of Directors had declared a third three-for-two stock split on May 11, 2001 to stockholders of record on April 27, 2001. At that time, we also announced that our Board of Directors increased the dividend from the split-adjusted $0.03467 to the annual rate of $0.04 per share, payable on an annual rather than a quarterly basis. All references to shares and share prices included in this document have been restated to reflect all of the stock splits.

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

     On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock having an aggregate cost not to exceed $5.0 million or 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved a 525,000 share increase in the repurchase program. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001 our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. The total number of shares of Common Stock currently remaining authorized for repurchase under the plan is approximately 538,000 shares. Under the plan, we have repurchased approximately 1,312,000 shares at an average market price of approximately $10.71. The repurchase program has no expiration date and will be financed through internal funds.

     As part of the repurchase program, during Fiscal 2000, we purchased, in a private transaction, approximately 225,000 shares for approximately $1.7 million from an affiliate, which reflects a 10% discount from the average market price for a specified period. During Fiscal 2001, we purchased approximately 684,000 shares of our stock from our Chairman for approximately $7.5 million, which reflects a 10% discount from the average market price for a specified period. During Fiscal 2002, we did not purchase any shares from our Chairman.

ITEM 6 — SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS	For the Years Ended March 31,

	(In Thousands, Except Per Share Data)

	2002	2001	2000	1999	1998

Net Sales	$756,122	$713,578	$627,978	$501,071	$436,599
Cost of Goods Sold	637,342	613,988	549,080	440,048	390,013

Gross Profit	118,780	99,590	78,898	61,023	46,586
Distribution and Administrative Expenses	81,276	68,216	53,519	41,602	33,730

Income From Operations	37,504	31,374	25,379	19,421	12,856

Interest Income	1,309	2,310	2,191	1,270	1,785
Equity in Net Income of Affiliates	287	512	335	—	—
Interest Expense and Other	(1,076)	—	—	—	—

Income Before Provision for Income Taxes	38,024	34,196	27,905	20,691	14,641
Provision for Income Taxes	14,926	13,429	10,813	8,178	5,492

Net Income	$23,098	$20,767	$17,092	$12,513	$9,149

Net Income Per Share-Diluted	$1.16	$1.06	$0.86	$0.64	$0.48

Weighted Average Shares Used in Calculation	19,935	19,631	19,979	19,692	19,240

BALANCE SHEET DATA	As of March 31,

	(In Thousands, Except Per Share Data)

	2002	2001	2000	1999	1998

Working Capital:
Cash and Short-term Investments	$23,125	$34,169	$34,615	$31,842	$37,050
Current Assets	$320,388	$269,359	$253,966	$223,276	$206,842
Current Liabilities	$270,528	$192,730	$179,502	$157,994	$150,724
Working Capital	$49,860	$76,629	$74,464	$65,282	$56,118
Long-term Investments	$3,631	$4	$1,857	$1,214	$—
Total Assets	$402,852	$301,048	$275,550	$238,396	$218,472
Short-Term Debt	$25,000	$—	$—	$—	$—
Stockholders’ Equity	$132,324	$108,318	$96,048	$80,402	$67,748
Book Value Per Common Share	$6.87	$5.70	$4.96	$4.21	$3.58
Dividends Paid Per Common Share	$0.04	$0.03	$0.03	$0.03	$—

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

     Net income for the fiscal year ended March 31, 2002 amounted to $23.1 million, or $1.16 per diluted share on net sales of $756.1 million. This compares to net income of $20.8 million, or $1.06 per diluted share on net sales of $713.6 million for the previous fiscal year. The 6.0% or $42.5 million increase in net sales generally can be attributed to the following factors: A $21.3 million increase as a result of the acquisition of Publishers Group West, Incorporated (“PGW”) on January 31, 2002; a $12.3 million increase in sales from international subsidiaries, primarily in our United Kingdom subsidiary; and an $8.9 million or 1.0% increase in domestic shipments to core customers.

     We experienced a 22.0% return rate from customers in Fiscal 2002, compared to a return rate of 19.0% in the previous fiscal year. The 3.0 percentage point increase can be primarily attributed to the lack of bestseller authors in absolute dollars. Fewer bestsellers caused lower gross sales, which magnified the return percentage of product returned for sale. This also makes return rates riskier, due to an increase in the placement of second tier authors, which increases the risk factor for potential returns. Consistent with historical practice, returns reserves have been established based on management’s best estimate of expected future product returns. These return reserves are included in the aforementioned return figures. Gross profit for Fiscal 2002 was $118.8 million, an increase of $19.2 million over Fiscal 2001. Gross profit, as a percentage of sales, was 15.7% in Fiscal 2002 compared with 14.0% in the previous fiscal year. The increase was primarily due to strong sales in AMS’ publishing division, increases in revenue from international subsidiaries, two months of high margin sales from PGW and improved inventory management.

     Distribution and administrative expenses increased to $81.3 million for Fiscal 2002 from $68.2 million for the prior fiscal year. As a percentage of net sales, these expenses rose to 10.8% from 9.6%, a 1.2 percentage point increase. This increase was primarily due to expenditures reflecting our continuing efforts to diversify our worldwide customer base and our commitment to build the infrastructure required to address heightened business requirements on a global level. Contributing to the 1.2 percentage point increase were: A 0.7 percentage point increase related to variable labor costs at our distribution centers as a result of our increased “Pic n’ Pac” business and expansion of our distribution centers; $3.2 million related to facilities expansions at two of our distribution centers; $2.5 million related to payroll costs resulting from our continued investment in staffing; and $1.1 million related to various increases in other fixed operating costs, including depreciation, amortization and promotions expense.

     Interest income decreased to $1.3 million in Fiscal 2002 from $2.3 million in the previous fiscal year as a result of utilizing available investment resources to fund operations and the acquisition of PGW. See “Liquidity and Capital Resources.”

     Interest expense and Other amounted to $1.1 million for the year ended March 31, 2002, which related primarily to a $0.7 million charge representing the change in fair value associated with stock appreciation rights issued in connection with certain acquisitions and $0.4 million of interest expense incurred on our lines of credit.

     Our combined federal and state effective tax rate remained consistent at 39.25% for each of the fiscal years ended March 31, 2002 and 2001.

FISCAL 2001 COMPARED TO FISCAL 2000

     Net income for the fiscal year ended March 31, 2001 was $20.8 million, or $1.06 per diluted share on net sales of $713.6 million. This compared to net income of $17.1 million, or $0.86 per diluted share on net sales of $628.0 million for the 2000 fiscal year. The 14.0% increase in net sales can be attributed primarily to increases in gross shipments to core customers and, to a lesser extent, the ramping up of our new sales relationship with The Borders Group and increased sales from international divisions.

     We experienced a 19.0% rate of returns from customers in Fiscal 2001, consistent with the Fiscal 2000 rate. This can be attributed to the continuing effectiveness of our proprietary VMI software. Consistent with historical practice, returns reserves have been established based on management’s best estimate of expected future product returns. These return reserves are included in the aforementioned return figures.

     Gross profit for Fiscal 2001 reached $99.6 million, an increase of $20.7 million from the Fiscal 2000 level. As a percentage of sales, gross profit was 14.0% in Fiscal 2001 compared with 12.6% in the previous fiscal year. The increase in gross profit margin was primarily a result of increased sales of higher margin juvenile and AMS published books as well as reduced sales of lower margin bestsellers. Additional margin contribution came from our international subsidiaries and publisher incentive programs due in part to a refinement in our method of estimating income under these programs.

     Distribution and administrative expenses increased to $68.2 million for Fiscal 2001 from $53.5 million for Fiscal 2000. As a percentage of sales, these expenses rose to 9.6% from 8.5% for the prior fiscal year. This increase was due primarily to our continuing goal to diversify our worldwide customer base, our commitment to build the infrastructure required to address heightened business requirements on a global level and a $0.9 million increase in existing reserves for receivables due to a customer’s filing for Chapter 11 bankruptcy protection. The infrastructure costs included hiring for key new positions and increased depreciation expense related to systems enhancements and facility expansions.

     Interest and dividend income increased to $2.3 million in Fiscal 2001 from $2.2 million in the previous fiscal year as a result of higher yields within the investment portfolio. See “Liquidity and Capital Resources.”

     Our combined federal and state effective tax rate increased to 39.9% in Fiscal 2001 compared to 39.2% for the prior fiscal year. The Fiscal 2001 provision for income tax was higher due primarily to a lower impact of tax-exempt investment income.

SEASONALITY

     As is the case for many retailers, our business is seasonal, with the highest net sales and earnings occurring in our third fiscal quarter. Income from operations during the third fiscal quarter, as a percentage of net sales, is typically higher than in any other quarter because of product sales mix and other economies of scale caused by the higher sales volume. This seasonal pattern reflects the increased demand for books and related media experienced during the holiday selling season. Working capital requirements are generally highest during the second and early part of the third fiscal quarters due to the seasonality of our business. We experience significant seasonal short-term swings in our cash position due to sales seasonality and to differences in timing of payments to our vendors and the receipt of payments from our customers. Cash flow has been historically greatest during the third fiscal quarter due to higher seasonal sales. Our results of operations depend significantly upon net sales generated during the third fiscal quarter, and any significant adverse trend in the net sales of such period would have a material adverse effect on our results of operations for the full fiscal year. We expect seasonality in operations to continue.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended March 31, 2002, operating activities provided $12.7 million of cash. In the prior year, operating activities provided $22.6 million of cash. At March 31, 2002, our cash and cash equivalents had decreased by $8.7 million compared to March 31, 2001, primarily due to funding of two acquisitions and the strategic growth of our corporate infrastructure offset, in part, by income from operations. Trade accounts receivable increased $15.2 million, net of provision for uncollectible accounts and sales returns, compared to one year ago due to general increases in net sales over the prior year. Inventories at March 31, 2002 increased $11.9 million compared to March 31, 2001, due to increased sales and effects of exchange rates on the translation of inventory from our international subsidiaries. Accounts payable at March 31, 2002 increased by $10.2 million over March 31, 2001, due primarily to increased purchases to support increased sales. The working capital required to finance inventories is directly related to inventory turnover rate and trade credit terms provided by publishers. Trade credit terms from our vendors did not change significantly during Fiscal 2002. Inventory turns increased to 5.0 times in Fiscal 2002 from 4.9 times in Fiscal 2001. For Fiscal 2002, the inventory turn was calculated using cost of goods sold from operations excluding the two months of cost of goods sold relating to PGW for comparability. PGW holds inventory on consignment. The improvement in inventory turns is a result of purchasing efficiencies gained from a better understanding of our customers’ needs through the use of our proprietary vendor managed inventory software (“VMI”) program and improved inventory management.

     Net cash used in investing activities during the fiscal year ended March 31, 2002 amounted to $47.2 million. We used $31.1 million to fund two acquisitions as follows: $29.7 million to acquire PGW and $1.4 million to acquire an equity interest in Templar as part of our strategic plan to grow in diversified higher margin businesses. Capital investments, related to our efforts to expand our distribution capacity and efficiency and to upgrade our management information systems, used $14.9 million in cash.

     Financing activities provided net cash of $26.8 million for the fiscal year ended March 31, 2002; $25.0 million represented borrowings against our lines of credit.

     We have initiated a strategic growth plan designed to capitalize upon our core competency of book wholesaling that is intended to allow us to grow our business into market segments that historically have higher margins and reduce our reliance on our two largest customers. This strategic plan requires us to upgrade and realign our existing facility capacity and management information systems, which we intend to fund through current cash reserves, borrowings against our existing line of credit, and anticipated cash flows from future operations.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     For the fiscal year ended March 31, 2002, we made capital investments of approximately $14.9 million that related to our efforts to upgrade our management information systems, and also expand our distribution capacity and efficiency. During the prior fiscal year, we made capital investments related to these projects of approximately $10.5 million. These capital assets consist mainly of computer hardware and software and internal costs related to the enhancement of our management information systems, distribution equipment, and leasehold improvements. Of the $14.9 million spent in Fiscal 2002, excluding assets acquired as part of the PGW acquisition that totaled approximately $2.5 million; $8.4 million was related to our management information systems enhancements; $3.4 million related to our distribution center expansions and additional activity at our warehouse locations; and $3.1 million related to ongoing capital expenditure activity at all of our locations worldwide. Cumulative expenditures related to the systems implementation amounted to approximately $15.0 million at March 31, 2002. All accumulated costs related to these assets not yet placed in service will be depreciated on a straight-line basis over a seven-year period when the system is placed in service, which is expected to occur in the second quarter of Fiscal 2003. For Fiscal 2003, we expect worldwide depreciation and amortization expense to be approximately $7.0 million, which is inclusive of a partial year of depreciation expense related to the aforementioned systems enhancements. We anticipate, beginning in the fourth quarter of Fiscal 2003, to recognize cost efficiencies relating to these systems enhancements. As usual, we will be focusing all efforts to service our customers during the holiday season, which falls during our third fiscal quarter.

     We lease facilities and some equipment under non-cancelable operating leases. Rent expense for the years ended March 31, 2002, 2001 and 2000 amounted to approximately $7.5 million, $5.3 million and $4.0 million, respectively. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments. Total future minimum lease commitments amount to approximately $55.8 million based upon existing lease agreements and expiration, with approximate annual rent payments of $8.5 million for Fiscal 2003.

     As announced April 18, 2001, our Board of Directors approved an annual dividend payment of $0.04 per share. On March 15, 2002, we paid approximately $0.8 million to stockholders of record on March 1, 2002.

     On January 11, 2002, our existing unsecured $12.0 million line of credit was amended; principally to revise certain financial covenants. At that time, we also entered into a new secured revolving credit agreement with the same financial institution. The secured revolving credit agreement, as amended on January 31, 2002, provides for up to $23.0 million through June 30, 2002 and $13.0 million thereafter through the August 31, 2002 maturity date, secured by eligible accounts receivable. Borrowings under both revolving credit agreements bear interest at the bank’s prime rate or LIBOR +1.5% (3.4% at March 31, 2002.) We are required to pay an unused loan fee of 1/4 of 1% on any portion of the loan that is available but not drawn. Fees paid during the year ended March 31, 2002 totaled approximately $30,000.

     The credit facilities contain certain covenants which, among other things, require the maintenance of certain financial ratios on a quarterly and annual basis. The key ratios include tangible net worth, senior debt to EBITDA, leverage and current ratios. Accounts receivable balances must be in excess of the outstanding balance on the secured line of credit. Borrowings under the secured revolving credit agreement are collateralized by all of our accounts receivable. We had outstanding borrowings of $25.0 million with an additional $10.0 million available, but not drawn, at March 31, 2002 under our bank lines of credit. As of and during the year ended March 31, 2001, we had no borrowings outstanding on the unsecured bank line of credit.

     Although there can be no assurances given, we currently intend to refinance our lines of credit prior to their August 31, 2002 maturity on terms that we anticipate will be comparable to those currently in existence. We currently have no commitments as such. In the event that we were unable to refinance the lines of credit prior to that time, or were only able to refinance on substantially less favorable terms and conditions, it would materially affect our liquidity and capital resources.

     We believe that our existing working capital, cash flows from operations, trade credit traditionally available from our vendors, and refinancing of our existing lines of credit and other sources of credit will provide sufficient liquidity to cover debt service costs and any reasonably foreseeable future working capital and capital expenditure requirements associated with our existing operations. Although we have no acquisition commitments at the present time, we continue to consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could materially affect our future liquidity and capital resources.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     We are involved in various claims and lawsuits incidental to our business and management believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect on our consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are disclosed in Note 1 in the Notes to our Consolidated Financial Statements. Certain of our policies require the application of management judgement in making estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgement in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from estimates made. Our significant accounting policies include:

Revenue Recognition and Accounts Receivable

     We recognize revenue upon delivery of merchandise to customer locations for our wholesale distribution business and upon shipment to the customer for our contract distribution business, in accordance with our respective shipping terms. We record expenses related to our co-op advertising activities, offset by reimbursements from publishers, within distribution and administrative expenses in the accompanying consolidated statements of income. Included in our net sales are primarily sales of product, principally books, and to a lesser extent music CDs, CD-ROMs and prerecorded audiocassettes. Our net sales also incorporate offsets for discounts, allowances, rebates, sales returns and sales returns provisions.

     Consistent with industry practice, significant portions of our products are sold to customers with the right of return. The level of actual returns can be influenced by many factors, including the quality of title selection, the strength and availability of the titles, as well as volatility of the ultimate sell-through in the retail marketplace. In recording adjustments to sales for estimated returns, we consider these factors as well as historical return patterns of the titles, reports of the quantities of titles at our customer locations from our VMI system, and industry trends. Actual product returns may differ from our estimates.

     We record allowances for doubtful accounts for estimated losses resulting from our customers’ inability to pay amounts owed. If the financial condition of one or more of our customers were to deteriorate, we may be required to record additional allowances or write-off all or a portion of the amount due us.

     We recognize revenue on a gross basis, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent.” This statement establishes reporting standards for revenue and costs of sales depending on a number of factors or characteristics. The characteristics indicative of gross revenue reporting include whether the company is the primary obligor, has latitude in establishing price, can determine product specification, has credit and physical loss inventory risk. Our contract distribution business, acquired January 31, 2002 through the acquisition of PGW, meets the criteria for gross revenue reporting. Total gross revenue recorded as part of net sales in the accompanying Consolidated Statements of Income, representing the two months of revenues following the acquisition, amounted to approximately $21.3 million.

Inventories

     Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audiocassettes purchased for resale. Inventories are stated at the lower of cost (first-in, first-out) or market value. A majority of our inventories carry the right of return to publishers. As of March 31, 2002 and 2001, approximately 68% and 73%, respectively, of our inventories carried the right of return to publishers. For the portion of our inventories that do not have the right of return, we estimate, based upon historical results and our evaluation of current conditions, a provision for the markdown of inventories. PGW carries inventory on consignment.

CRITICAL ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. Our policy is to evaluate, at each balance sheet date; the appropriateness of the carrying values of long-lived assets on the basis of estimated undiscounted future cash flows and other factors. If such evaluation were to indicate an impairment of these assets, such impairment would be recognized by a write down of the asset to its estimated fair value.

IMPACT OF INFLATION

     We have been subject to relatively low prevailing inflation rates in all countries in which we operate, with the exception of Mexico, during Fiscal 2002, 2001 and 2000. We have generally been able to adjust our selling prices in all countries in which we operate to offset increased costs of merchandise and we expect to be able to continue to do so in the foreseeable future. While our Mexico operations are not a significant part of our overall activities, the continued high rates of inflation in Mexico may result in future foreign currency exchange losses.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires all derivatives to be recorded on the balance sheet at fair value and established accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 by deferring its effective date one-year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain accounting and reporting standards of SFAS No. 133. We adopted SFAS No. 133 as of April 1, 2001. We have no derivative instruments or hedging activities, which would be affected by SFAS No. 133.

     In September 2000, the EITF reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amounts of such costs and the line item on the income statement that includes them. We include revenue from shipments in our net sales and costs related to shipping and handling as part of distribution and administrative expenses in our accompanying consolidated statements of income.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. We adopted the provisions of SFAS No. 141 for business combinations initiated after June 30, 2001 (see Note 11 of the Notes to Consolidated Financial Statements.)

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. We recognized amortization expense of $1.3 million, $0.9 million and $0.9 million for the fiscal years ended 2002, 2001 and 2000, respectively. We will adopt this statement for our fiscal year beginning April 1, 2002 and application of the goodwill non-amortization provisions of SFAS No. 142 is expected to result in an increase to net income of approximately $365,000 during Fiscal 2003. We plan to complete our initial impairment test by September 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” We will adopt SFAS No. 143 for our Fiscal year beginning April 1, 2003. We do not expect the impact of the adoption of SFAS No. 143 to have a significant impact on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). We will adopt SFAS No. 144 for our fiscal year beginning April 1, 2002. We do not expect the adoption of SFAS No. 144 to have a significant impact on our consolidated financial position or results of operations.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to changes in interest rates primarily from securities held in our investment portfolio. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, and the realization of earnings from such investments. Our cash and cash equivalents typically consist of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of March 31, 2002, our investments of approximately $2.0 million are scheduled to mature within one year and approximately $3.6 million are scheduled to mature within one to three years. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions, or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

     We are subject to foreign currency exposure due to the operation of our foreign subsidiaries, which generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign denominated revenues and profits translated into US dollars. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso, and the Australian and Canadian dollar. We generally view as long term our investments in our wholly owned foreign subsidiaries with a functional currency other than the US dollar. As a result, we do not utilize any hedging transactions against these net investments. We believe that the risk associated with our foreign currency exposure is not material on a consolidated basis.

     Although there can be no assurance, we currently intend to refinance our lines of credit prior to their August 31, 2002 maturity on terms that we anticipate will be comparable to those currently in existence. We currently have no commitments to do so. In the event that we were unable to refinance the lines of credit prior to that time, or were only able to refinance on substantially less favorable terms and conditions, it would materially affect our liquidity or capital resources.

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

     We wish to caution readers that, with the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the VMI program, changes in technology affecting the book publishing, wholesaling, and distribution business, currency and other risks related to foreign operations, expansion plans, the management of our growth, the results of financing efforts, and other factors discussed in our other filings with the Securities and Exchange Commission. Such factors could affect our actual results during Fiscal 2003 and beyond and cause such results to differ materially from those expressed in any forward-looking statement. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS —

Page

Report of Independent Public Accountants	20

Report of Independent Public Accountants	21

Consolidated Balance Sheets	22

Consolidated Statements of Income	23

Consolidated Statements of Stockholders’ Equity	24

Consolidated Statements of Cash Flows	25-26

Notes to Consolidated Financial Statements	27-40

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Advanced Marketing Services, Inc.

     We have audited the accompanying consolidated balance sheet of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic 2002 financial statements taken as a whole. Schedule II — Valuation and Qualifying Accounts, included in Item 14, is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule is the responsibility of the Company’s management. Such 2002 schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole

/S/ DELOITTE & TOUCHE LLP

San Diego, California
May 20, 2002

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Diego, California
July 9, 2001

This is a copy of a report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND 2001

(In Thousands, Except Share Data)

	2002	2001

ASSETS

Current Assets:
Cash and Cash Equivalents	$21,115	$29,774
Investments, Available-for-Sale (Note 3)	2,010	4,395
Accounts Receivable-Trade, Net of Allowances for Uncollectible Accounts and Sales Returns of $9,239 in 2002 and $5,622 in 2001	156,193	102,375
Vendor and Other Receivables	6,485	3,246
Inventories	123,904	119,845
Deferred Income Taxes (Note 5)	7,242	7,197
Prepaid Expenses	3,439	2,527

Total Current Assets	320,388	269,359

Property and Equipment, net (Note 1)	30,983	17,798
Investments, Available-for-Sale (Note 3)	3,631	4
Goodwill and Other Assets (Notes 1 and 11)	47,850	13,887

Total Assets	$402,852	$301,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Lines of Credit (Note 4)	$25,000	$—
Accounts Payable	223,960	175,385
Accrued Liabilities	20,046	14,208
Income Taxes Payable	1,522	3,137

Total Current Liabilities	270,528	192,730

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Notes 8 and 9):
Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares, Issued 23,009,000 Shares in 2002 and 22,663,000 Shares in 2001, Outstanding 19,275,000 Shares in 2002 and 18,994,000 Shares in 2001	23	23
Additional Paid-In Capital	37,551	33,993
Deferred Compensation	(609)	(830)
Retained Earnings	113,503	91,177
Cumulative Other Comprehensive Loss	(1,953)	(842)
Less: Treasury Stock, 3,734,000 Shares in 2002 and 3,669,000 Shares in 2001, at Cost	(16,191)	(15,203)

Total Stockholders’ Equity	132,324	108,318

Total Liabilities and Stockholders’ Equity	$402,852	$301,048

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

(In Thousands, Except Per Share Data)

	2002	2001	2000

Net Sales	$756,122	$713,578	$627,978
Cost of Goods Sold	637,342	613,988	549,080

Gross Profit	118,780	99,590	78,898
Distribution and Administrative Expenses	81,276	68,216	53,519

Income From Operations	37,504	31,374	25,379
Interest Income	1,309	2,310	2,191
Equity in Net Income of Affiliates	287	512	335
Interest Expense and Other (Note 10)	(1,076)	—	—

Income Before Provision For Income Taxes	38,024	34,196	27,905
Provision for Income Taxes (Note 5)	14,926	13,429	10,813

Net Income	$23,098	$20,767	$17,092

Net Income Per Share:
Basic	$1.21	$1.09	$0.89

Diluted	$1.16	$1.06	$0.86

Weighted Average Shares Used in Calculation:
Basic	19,132	19,077	19,248
Diluted	19,935	19,631	19,979

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

(In Thousands)

	Common Stock
	Outstanding		Additional			Cumulative Other
			Paid-In	Deferred		Comprehensive
	Shares	Amount	Capital	Compensation	Retained Earnings	Income (Loss)	Treasury Stock	Total

Balance, April 1, 1999	19,116	$21	$27,752	$—	$54,664	$85	$(2,120)	$80,402
Net Income	—	—	—	—	17,092	—	—	17,092
Foreign Currency Translation	—	—	—	—	—	(134)	—	(134)
Unrealized Gain (Loss)	—	—	—	—	—	(5)	—	(5)

Comprehensive Income								16,953

Exercise of Options and Related Tax Benefits	652	1	3,195	—	—	—	—	3,196
Repurchase of Common Stock	(424)	—	—	—	—	—	(3,927)	(3,927)
Employee Stock Purchase Plan	17	—	108	—	—	—	—	108
Cash Dividends	—	—	—	—	(684)	—	—	(684)

Balance, March 31, 2000	19,361	22	31,055	—	71,072	(54)	(6,047)	96,048
Net Income	—	—	—	—	20,767	—	—	20,767
Foreign Currency Translation	—	—	—	—	—	(771)	—	(771)
Unrealized Gain (Loss)	—	—	—	—	—	(17)	—	(17)

Comprehensive Income								19,979

Exercise of Options and Related Tax Benefits	439	1	1,657	—	—	—	—	1,658
Repurchase of Common Stock	(823)	—	—	—	—	—	(9,156)	(9,156)
Employee Stock Purchase Plan	17	—	174	—	—	—	—	174
Deferred Compensation	—	—	1,107	(1,107)	—	—	—	—
Amortization of Deferred Compensation	—	—	—	277	—	—	—	277
Cash Dividends	—	—	—	—	(662)	—	—	(662)

Balance, March 31, 2001	18,994	23	33,993	(830)	91,177	(842)	(15,203)	108,318
Net Income	—	—	—	—	23,098	—	—	23,098
Foreign Currency Translation	—	—	—	—	—	(1,104)	—	(1,104)
Unrealized Gain (Loss)	—	—	—	—	—	(7)	—	(7)

Comprehensive Income								21,989

Exercise of Options and Related Tax Benefits	333	—	3,383	—	—	—	—	3,383
Repurchase of Common Stock	(65)	—	—	—	—	—	(988)	(988)
Employee Stock Purchase Plan	13	—	175	—	—	—	—	175
Amortization of Deferred Compensation	—	—	—	221	—	—	—	221
Cash Dividends	—	—	—	—	(772)	—	—	(772)

Balance, March 31, 2002	19,275	$23	$37,551	$(609)	$113,503	$(1,953)	$(16,191)	$132,324

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Revised-See Note 1)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

(In Thousands)

	2002	2001	2000

Net Income	$23,098	$20,767	$17,092
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of affiliates	(287)	(512)	(335)
Depreciation and amortization	4,570	3,946	2,805
Provision for uncollectible accounts and sales returns	3,617	2,451	570
Markdown of inventories	238	2,592	3,242
Deferred income taxes	(45)	(412)	(788)
Amortization of deferred compensation	221	277	—
Changes in working capital components, net of effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(15,204)	(28,174)	(4,359)
Vendor and other receivables	(7,838)	(1,221)	1,746
Inventories	(11,949)	11,348	(28,508)
Other assets	(4,597)	(2,703)	(1,147)
Increase (decrease) in:
Accounts payable	10,167	10,554	20,369
Accrued liabilities	12,319	3,264	970
Income taxes payable	(1,574)	443	1,694

Net cash provided by operating activities	12,736	22,620	13,351

Cash used in acquisitions, net of cash acquired	(31,067)	(5,638)	(1,654)
Purchase of property and equipment	(14,882)	(10,560)	(6,734)
Purchase of investments, available-for-sale	(6,259)	(6,075)	(66,805)
Sale and redemption of investments, available-for-sale	5,024	6,996	67,330

Net cash used in investing activities	(47,184)	(15,277)	(7,863)

Borrowings on lines of credit	25,000	—	—
Proceeds from exercise of options and related tax benefits	3,383	1,658	3,196
Proceeds from employee stock purchase plan	175	174	108
Purchase of treasury stock	(988)	(9,156)	(3,927)
Dividends paid	(772)	(662)	(684)

Net cash provided by (used in) financing activities	26,798	(7,986)	(1,307)

Effect of exchange rate changes on Cash and Cash Equivalents	(1,009)	(718)	(235)

(Decrease) Increase in Cash and Cash Equivalents	(8,659)	(1,361)	3,946
CASH AND CASH EQUIVALENTS, Beginning of Year	29,774	31,135	27,189

CASH AND CASH EQUIVALENTS, End of Year	$21,115	$29,774	$31,135

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Income Taxes	$14,227	$13,277	$7,803
Interest	$69	$—	$—

The accompanying notes are an integral part of these consolidated statements. (continued)

ADVANCED MARKETING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Revised-See Note 1)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(Continued)

(In Thousands)

Supplemental Disclosure of Investing Activity:	2002

Fair value of assets acquired, other than cash	$65,491
Liabilities assumed	(34,424)

Cash used in acquisitions, net of cash acquired	$31,067

The accompanying notes are an integral part of these consolidated statements.

ADVANCED MARKETING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Advanced Marketing Services, Inc., a Delaware corporation, provides global customized services to book retailers and publishers. We are a leading wholesaler of general interest books to membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children’s books; and Spanish-language books. We provide product selection advice, specialized merchandising and product development services, and distribution and handling services to membership warehouse clubs and other retailers operating in the United States of America (US), Canada, Mexico, the United Kingdom (UK), and certain other Pacific Rim countries. References to Advanced Marketing Services, Inc. throughout these Notes to Consolidated Financial Statements are made using the first person notations of “we”, “our”, or “us.”

PRINCIPLES OF CONSOLIDATION

The accompanying Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVISED STATEMENT OF CASH FLOWS

Subsequent to the issuance of our Fiscal 2001 financial statements, we discovered a misclassification within our Consolidated Statements of Cash Flows. The misclassification, in the amount of approximately $3.6 million, was contained within the Cash Flows from Operating Activities and resulted in an overstatement of the Provision for Uncollectible Accounts and Sales Returns and an equal overstatement of the Increase in Accounts Receivable-Trade. Accordingly, our Fiscal 2001 Consolidated Statement of Cash Flows was revised to correct this misclassification. The revision had no impact on the previously reported Net Cash Provided by Operating Activities or on our Consolidated Balance Sheets or Statements of Income. The revision was filed on Form 10K-A on July 10, 2001.

SEGMENT REPORTING

We currently operate in a single operating segment. We generate revenue from various sources that result primarily from our wholesale, contract distribution, and publishing activities, however, financial results are currently prepared and reviewed by management as a single operating segment.

USE OF ESTIMATES

Our preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The balance sheet accounts of our foreign operations are translated from their respective foreign currencies into US dollars at the exchange rate in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate during the respective period. The effects of the translation are recorded as a component of cumulative other comprehensive income. Exchange gains and losses arising from transactions denominated in foreign currencies are included in the Consolidated Statements of Income.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds and short-term municipal instruments.

INVESTMENTS, AVAILABLE-FOR-SALE

Investments, available-for-sale consist principally of debt securities issued by the federal government of the United States of America and state and local municipalities. We account for our investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115 which requires the use of fair value accounting for debt and equity securities, except in those cases where there is a positive intent and ability to hold debt securities to maturity.

CONCENTRATIONS OF CREDIT RISK

We invest our excess cash principally in debt securities issued by the federal government of the United States of America and state and local municipalities. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

A substantial portion of our revenue is generated from a limited number of customers. Taking into account domestic and international activities, our two largest customers accounted for approximately 37% and 34% of net sales in Fiscal 2002, 38% and 38% of net sales in Fiscal 2001 and 40% and 41% of net sales in Fiscal 2000. No other customers accounted for 10% or more of our net sales during these years. These two customers together accounted for approximately 71% and 76% of our accounts receivable balances at March 31, 2002 and 2001, respectively.

ACCOUNTS RECEIVABLE ALLOWANCES

Consistent with industry practice, significant portions of our products are sold to customers with the right of return. We have provided allowances of $6.5 million, of which $2.3 million relates to Publishers Group West, Incorporated (“PGW”), and $3.1 million as of March 31, 2002 and 2001, respectively, for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions. We also have provided allowances for uncollectible trade accounts receivable of $2.7 million and $2.6 million as of March 31, 2002 and 2001, respectively.

VENDOR AND OTHER RECEIVABLES

Vendor and other receivables primarily consist of amounts due from vendors for purchase rebates and for merchandise returned to vendors.

INVENTORIES

Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audiocassettes purchased for resale. Inventories are stated at the lower of cost (first-in, first-out) or market value. A majority of our inventories carry the right of return to publishers. As of March 31, 2002 and 2001, approximately 68% and 73%, respectively, of our inventories carried the right of return to publishers. For the portion of our inventories that do not have the right of return, we estimate, based upon historical results and our evaluation of current conditions, a provision for the markdown of inventories. PGW carries inventory on consignment.

GOODWILL

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets recorded in connection with our acquisitions, has been amortized on a straight-line basis over the estimated lives of between 20 and 25 years. Goodwill totaled approximately $40.8 million and $9.9 million, net of accumulated amortization of approximately $1.3 million and $0.9 million, as of March 31, 2002 and 2001, respectively. As of April 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and goodwill is no longer amortized. Management periodically evaluates the carrying value of goodwill to determine whether there are any impairment losses. If indicators of impairment are present, and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

LONG-LIVED ASSETS

SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. Our policy is to evaluate, at each balance sheet date; the appropriateness of the carrying values of long-lived assets on the basis of estimated undiscounted future cash flows and other factors. If such evaluation were to indicate a material impairment of these assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value.

REVENUE RECOGNITION

We recognize revenue upon delivery of merchandise to customer locations for our wholesale distribution business and upon shipment to the customer for our contract distribution business. We record expenses related to our co-op advertising activities, offset by reimbursements from publishers, within distribution and administrative expenses in the accompanying consolidated statements of income. Included in our net sales are primarily sales of product, principally books, and to a lesser extent music CDs, CD-ROMs and prerecorded audiocassettes. We also include in net sales the gross revenue or distribution fee earned as part of our contract distribution business. Our net sales also incorporate offsets for discounts, allowances, rebates, sales returns and sales returns provisions.

We recognize revenue on a gross basis, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent.” This statement establishes reporting standards for revenue and costs of sales depending on a number of factors or characteristics. The characteristics indicative of gross revenue reporting include whether the company is the primary obligor, has latitude in establishing price, can determine product specification, has credit and physical loss inventory risk. Our contract distribution business, acquired January 31, 2002 through the acquisition of PGW, meets the criteria for gross revenue reporting. Total gross revenue recorded as part of net sales in the accompanying consolidated statements of income, representing the two months of revenues following the acquisition, amounted to approximately $21.3 million.

INCOME TAXES

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

ACCOUNTING FOR STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows (in thousands):

	March 31, 2002	March 31, 2001

Leasehold improvements	$7,491	$1,658
Office furniture, equipment and software	13,698	11,968
Warehouse equipment	10,620	9,664
Autos	11	92

	31,820	23,382
Less: accumulated depreciation and amortization	(15,868)	(12,223)

	15,952	11,159
Assets not yet placed in service	15,031	6,639

Property and equipment, net	$30,983	$17,798

PROPERTY AND EQUIPMENT (continued)

We account for our internal-use software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs.

Assets not yet placed in service consist primarily of computer hardware, software and internal costs related to the enhancement of our management information systems. The cumulative balance relating to the enhancement of our management information systems amounted to $14.4 million, $5.5 million and $1.1 million as of March 31, 2002, 2001 and 2000, respectively. Once these systems are placed in service, all costs that have accumulated will be depreciated on a straight-line basis over a seven-year period. These upgraded systems are expected to be placed in service by second quarter Fiscal 2003.

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

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

	Years Ended March 31,

	2002	2001	2000

Net Income	$23,098	$20,767	$17,092

Weighted Average Common Shares Outstanding	19,132	19,077	19,248

Basic Earnings Per Share	$1.21	$1.09	$.89

Weighted Average Common Shares Outstanding	19,132	19,077	19,248
Dilutive Common Stock Options	803	554	731

Total Diluted Weighted Average Common Shares Outstanding	19,935	19,631	19,979

Diluted Earnings Per Share	$1.16	$1.06	$0.86

Basic earnings per share is calculated based upon the weighted average number of shares outstanding during the year, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants and contingently issuable shares.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires all derivatives to be recorded on the balance sheet at fair value and established accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 by deferring its effective date one-year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain accounting and reporting standards of SFAS No. 133. We adopted SFAS No. 133 as of April 1, 2001 and, we do not believe we have any derivative instruments or hedging activities, which would be affected by SFAS No. 133.

     In September 2000, the EITF reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amounts of such costs and the line item on the income statement that includes them. We include revenue from shipments in our net sales and costs related to shipping and handling as part of distribution and administrative expenses in our accompanying Consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. We adopted the provisions of SFAS No. 141 for business combinations initiated after June 30, 2001 (see Note 11 of the Notes to Consolidated Financial Statements.)

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. We recognized amortization expense of $1.3 million, $0.9 million and $0.9 million for the fiscal years ended 2002, 2001 and 2000, respectively. We will adopt this statement for our fiscal year beginning April 1, 2002 and application of the goodwill non-amortization provisions of SFAS No. 142 is expected to result in an increase to net income of approximately $365,000 during Fiscal 2003. We plan to complete our initial impairment test by September 30, 2002.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” We will adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We do not expect the impact of the adoption of SFAS No. 143 to have a significant impact on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). We will adopt SFAS No. 144 for our fiscal year beginning April 1, 2002. We do not expect the adoption of SFAS No. 144 to have a significant impact on our consolidated financial position or results of operations.

2. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

We operate in one industry segment and in several geographic regions.

Net sales by geographic region are as follows (in thousands):

	Years Ended March 31,

	2002	2001	2000

United States of America	$692,296	$662,101	$586,143
United Kingdom	52,519	43,571	37,682
Mexico	7,008	4,896	4,153
Australia	4,149	3,010	—
Singapore	150	—	—

	$756,122	$713,578	$627,978

Net identifiable assets of our operations in different geographic areas are as follows (in thousands):

	As of March 31,

	2002	2001

United States of America	$367,187	$252,378
United Kingdom	25,437	41,728
Mexico	4,760	3,271
Australia	5,165	3,671
Singapore	303	—

	$402,852	$301,048

3. INVESTMENTS, AVAILABLE-FOR-SALE

Investments, available-for-sale consist principally of debt securities issued by the federal government of the United States of America and state and local municipalities. Available-for-sale securities are stated at fair market value as determined by the most recently traded price of each security at the balance sheet date. The cost and estimated fair market value of investments as of March 31, 2002 and 2001 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2002
Debt securities	$5,648	$—	$7	$5,641

March 31, 2001
Debt securities	$4,416	$—	$17	$4,399

As of March 31, 2002, we had investments in debt securities amounting to approximately $2.0 million that were scheduled to mature within one year and approximately $3.6 million that were scheduled to mature within one to three years.

4. LINES OF CREDIT

     On January 11, 2002, our existing unsecured $12.0 million line of credit was amended, principally to revise certain financial covenants. At that time, we also entered into a new secured revolving credit agreement with the same financial institution. The secured revolving credit agreement, as amended on January 31, 2002, provides for up to $23.0 million through June 30, 2002 and $13.0 million thereafter through the August 31, 2002 maturity date, secured by eligible accounts receivable. Borrowings under both revolving credit agreements bear interest at the bank’s prime rate or LIBOR +1.5% (3.4% at March 31, 2002.) We are required to pay an unused loan fee of 1/4 of 1% on any portion of the loan that is available but not drawn. Fees paid during the year ended March 31, 2002 totaled approximately $30,000.

     The credit facilities contain certain covenants which, among other things, require the maintenance of certain financial ratios on a quarterly and annual basis. The key ratios include tangible net worth, senior debt to EBITDA, leverage and current ratios. Accounts receivable balances must be in excess of the outstanding balance on the secured line of credit. Borrowings under the secured revolving credit agreement are collateralized by all of our accounts receivable. We had outstanding borrowings of $25.0 million with an additional $10.0 million available, but not drawn, at March 31, 2002 under our bank lines of credit. As of and during the year ended March 31, 2001, we had no borrowings outstanding on the unsecured bank line of credit.

5. INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	Years Ended March 31,

	2002	2001	2000

Current:
Federal	$12,396	$11,182	$9,562
State	2,575	2,659	2,039
Deferred:
Federal	(37)	(339)	(711)
State	(8)	(73)	(77)

	$14,926	$13,429	$10,813

A reconciliation of income taxes calculated at the statutory federal income tax rate of 35% to the provision for income taxes is as follows (in thousands):

	Years Ended March 31,

	2002	2001	2000

Income Taxes at Statutory Federal Rate	$13,308	$11,968	$9,767
State Income Taxes, Net of Federal Benefit	1,669	1,690	1,270
Tax-Exempt Interest and Dividend Income	(195)	(393)	(421)
Other	144	164	197

	$14,926	$13,429	$10,813

The temporary differences that give rise to deferred income tax assets (liabilities) are as follows (in thousands):

	As of March 31,

	2002	2001

Inventory Reserves	$3,083	$3,077
Allowances for Sales Returns and Uncollectible Accounts	2,667	1,654
Deferred Compensation	1,849	1,198
Accounts Payable and Accrued Liabilities	1,160	684
Vacation Payable and Accrued Compensation	455	288
Depreciation and Amortization	(2,250)	280
Other	278	16

	$7,242	$7,197

6. COMMITMENTS AND CONTINGENCIES

We lease facilities and some equipment under non-cancelable operating leases. Rent expense for the years ended March 31, 2002, 2001 and 2000 amounted to approximately $7.5 million, $5.3 million and $4.0 million, respectively. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

At March 31, 2002, the aggregate future minimum rentals are as follows (in thousands):

Year Ending March 31,

2003	$8,532
2004	8,101
2005	7,570
2006	6,537
2007	6,716
Thereafter	18,326

$55,782

We are involved in various claims and lawsuits incidental to our business and management believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect on our consolidated financial position or results of operations.

7. EMPLOYEE BENEFIT PLANS

We have a qualified 401(k) profit sharing plan covering substantially all of our employees. We match, at a 25% rate, employee contributions up to 4% of compensation. In Fiscal 2002, 2001 and 2000, our matching contributions amounted to approximately $153,000, $126,000 and $87,000, respectively. The plan also permits us to make discretionary contributions as approved by our Board of Directors. Our discretionary contributions amounted to approximately $554,000 and $526,000 for the years ended March 31, 2001 and 2000, respectively. There were no discretionary contributions in the year ended March 31, 2002.

We also have a deferred compensation plan, which permits eligible employees, including officers, to defer a portion of their compensation and requires us to make matching contributions and pay accrued interest as provided in the plan. The deferred compensation liability, including our matching contributions and accumulated interest, amounted to approximately $4.7 million and $3.0 million at March 31, 2002 and 2001, respectively. We fund the deferred compensation plan under a trust agreement through which we pay to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan. The expense associated with the plan, including life insurance costs, amounted to approximately $423,000, $565,000 and $357,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

8. STOCK PLANS

We have two stock option plans, which provide for the grant of incentive or nonqualified stock options to employees and directors. Nonemployee directors are only eligible for nonqualified stock options. We may grant incentive stock options at prices not less than 100% of the fair market value of the shares at the date of grant (110% with respect to optionees who are 10% or more stockholders). Nonqualified options may be granted at prices not less than 85% of the fair market value of such shares at the date of grant. Options granted under the plans become exercisable in installments as determined by the Board of Directors. There were 2,281,500 shares issuable pursuant to options granted under our 1987 Plan and, as of March 31, 1997, no further options may be granted under this plan. As of March 31, 2002, there were 4,293,750 shares issuable pursuant to options granted under our 1995 Plan. The expiration date of the options is determined by the Board of Directors and may not exceed 10 years for incentive options (5 years with respect to optionees who are 10% or more stockholders) and 10 years and 1 day for nonqualified options.

We have adopted the disclosure only provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for stock options granted to employees at fair market value on the date of grant. Had compensation expense been recorded for options granted in Fiscal 2002, 2001 and 2000, our net income and diluted earnings per share would have been reduced by approximately $2.6 million, or $0.13 per share; $1.4 million, or $0.07 per share; and $0.8 million, or $0.04 per share in Fiscal 2002, 2001 and 2000, respectively. These amounts are for disclosure purposes only and may not be representative of future calculations since additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for Fiscal 2002, 2001, and 2000, respectively: expected volatility of 90%, 76%, and 56%; average risk-free interest rate of 4.4%, 6.1%, and 6.5%; weighted average dividend yield of 0.22%, 0.54% and 0.34%; expected option life of 5 years.

We recognized deferred compensation for certain stock options granted under our 1995 Plan equal to the excess of the fair market value at the date of grant over the exercise price. The compensation is being amortized to expense over the vesting period of the options, and we have expensed approximately $221,000 and $277,000 for each of the years ended March 31, 2002 and 2001, respectively. There was no deferred compensation expense recognized for the year ended March 31, 2000. The net balance of the remaining deferred compensation has been recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets.

The changes in the number of common shares under option for the years ended March 31, 2000, 2001 and 2002 are summarized as follows:

	1995 Plan			1987 Plan

	Number of	Weighted		Number of	Weighted
Outstanding	Shares	Avg. Price	Share Range	Shares	Avg. Price	Share Range

As of April 1, 1999	1,541,025	$3.23		362,645	$1.65
Granted	645,750	6.73		—	—
Exercised	(478,050)	2.03		(173,381)	1.63
Forfeited	(55,800)	4.15		—	—

As of March 31, 2000	1,652,925	4.89		189,264	1.67
Granted	1,479,189	11.34		—	—
Exercised	(359,841)	3.73		(79,275)	1.28
Forfeited	(151,088)	7.14		—	—

As of March 31, 2001	2,621,185	8.57		109,989	1.76
Granted	643,000	14.77		—	—
Exercised	(312,931)	5.84		(20,363)	1.45
Forfeited	(168,841)	10.00		—	—

As of March 31, 2002	2,782,413	$10.22	$2.52-$14.14	89,626	$1.83	$0.50-$3.41
Exercisable as of March 31, 2002	718,725	$7.27	$2.52-$14.00	89,626	$1.83	$0.50-$3.41

On July 23, 1998, we introduced an Employee Stock Purchase Plan, which permits eligible employees to defer a portion of their compensation in order to purchase shares of our stock. The maximum number of shares that may be purchased under the plan is 337,500 shares, subject to adjustment under certain circumstances. The total number of shares purchased under the plan amounted to approximately 13,000, 17,000 and 17,000 in Fiscal 2002, 2001 and 2000, respectively.

9. EQUITY TRANSACTIONS

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock having an aggregate cost not to exceed $5.0 million or 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved a 525,000 share increase in the repurchase program. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001 our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. The total number of shares of Common Stock currently remaining authorized for repurchase under the plan is approximately 538,000 shares. Under the plan, we have repurchased approximately 1,312,000 shares at an average market price of approximately $10.71. The repurchase program has no expiration date and will be financed through internal funds.

As part of the repurchase program, during Fiscal 2000, we purchased, in a private transaction, approximately 225,000 shares for approximately $1.7 million from an affiliate, which reflects a 10% discount from the average market price for a specified period. During Fiscal 2001, we purchased approximately 684,000 shares of our stock from our Chairman for approximately $7.5 million, which reflects a 10% discount from the average market price for a specified period. During Fiscal 2002, we did not purchase any shares from our Chairman.

10. INVESTMENTS IN AFFILIATES

From time to time we make strategic investments intended to promote our worldwide publishing and book distribution business. We use the equity method to account for investments in entities in which we hold a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. We regularly monitor and evaluate the realizable value of our investments. If events or circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge to equity in net income of affiliates. Our investments in affiliates are included as part of Other Assets in the accompanying Consolidated Balance Sheets.

In June 2001, we acquired a 25% equity interest in The Templar Company, PLC (“Templar”) for approximately $1.4 million. Located in the United Kingdom, Templar is a designer of children’s books that incorporate sophisticated pop-up pictures using high-quality art, including the award-winning Maurice Pledger wildlife series. Templar markets its products on a world wide basis. We account for the investment under the equity method of accounting and, consistent with our policy regarding international subsidiaries, we include our portion of Templar’s operating results in our Consolidated Statements of Income one month in arrears.

In September 1999, we acquired a 25% equity interest in Raincoast Book Distribution, Limited (“Raincoast Books”), a leading Canadian book distributor, for approximately $0.9 million. Headquartered in Vancouver, British Colombia, Raincoast Books has the exclusive distribution rights for approximately 40 publishers in Canada. In addition, Raincoast Books, through its own proprietary imprint label, publishes a wide variety of books. We account for the investment under the equity method of accounting and, consistent with our policy regarding international subsidiaries, we include our portion of Raincoast Books’ operating results in our Consolidated Statements of Income one month in arrears.

In Fiscal 2002, we recognized a $0.7 million charge related to the change in fair value on stock appreciation rights issued in connection with certain acquisitions. This amount was included with Interest Expense and Other in the Consolidated Statements of Income. The corresponding liability is included with Accrued Liabilities in our accompanying Consolidated Balance Sheets.

11. ACQUISITIONS

PUBLISHERS GROUP WEST

On January 31, 2002, we acquired all of the outstanding capital stock of PGW, located in Berkeley, California, for cash consideration of approximately $38.5 million, subject to customary post-closing adjustments. The acquisition of PGW was to further expand our higher-margin distribution business consistent with our strategic plan. The transaction was structured as a merger of Nautilus Merger Sub, Inc., our wholly owned subsidiary, with and into Publishers Group Incorporated (“PGI”). PGW is a wholly owned subsidiary of PGI. The acquisition has been accounted for under the purchase method of accounting with approximately $25.0 million of the purchase price provided from borrowings under bank line of credit facilities.

PGI is a holding company which, through its wholly owned subsidiary PGW, is engaged in the business of marketing and distributing books primarily for independent publishers. Immediately prior to its acquisition by AMS, PGI divested itself of its Avalon Publishing Group Incorporated subsidiary (“Avalon”), a book publisher, and PGW entered into a five-year distribution agreement with Avalon. Concurrent with the Avalon divestiture, PGW sold its Canadian distribution business to a subsidiary of Raincoast Books our affiliate in which we own a 25% equity interest. We intend that the assets of PGW will be used in a manner generally consistent with the use of such assets by PGW prior to the consummation of the acquisition.

The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of the acquisition date. We are in the process of finalizing valuations of the individual assets and liabilities and certain post-closing adjustments, which potentially could result in adjustments to goodwill that are not expected to be material. Our preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows (in thousands):

Net current assets	$40,291
Property and equipment	2,480
Other non-current assets	949
Net current liabilities	(34,141)
Non-current liabilities	(283)

Estimated fair value, net tangible assets acquired	9,296
Goodwill	25,865
Other intangible assets	3,350

Total purchase price	$38,511

Intangible assets associated with the acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The $3.4 million in other intangible assets, consisting of a publishers list and a trade name, will be amortized over their estimated useful lives which we have determined to be 20 years (See Note 1). In addition to the above goodwill, we capitalized to goodwill approximately $3.1 million in costs connected with the acquisition. The total amount of goodwill capitalized in connection with this acquisition amounted to $29.0 million. Goodwill has an indefinite life and will not be amortized. In addition, goodwill related to this acquisition will not be amortized for income tax purposes.

Unaudited pro forma consolidated net sales for the years ended March 31, 2002 and 2001 would have been approximately $859.1 million and $822.8 million, respectively. These pro forma amounts assume the PGW acquisition occurred as of April 1, 2000, and such amounts are not necessarily indicative of what actual net sales might have been if the acquisition had been effective as of this date. We have not presented unaudited pro forma net income and earnings per share information as it is not practicable to do so due to the fact that PGW had previously been combined in a consolidated group of multiple entities for which no consistent, separate entity financial statements were prepared.

11. ACQUISITIONS (continued)

UNCLE JOHN’S BATHROOM READER

In August 2000, we acquired certain net assets and the publishing rights of Uncle John’s Bathroom Reader for approximately $2.5 million. Uncle John’s Bathroom Reader is a series of “info-tainment” books that is distributed through a variety of mass-market outlets. We have integrated this product series together with the assets acquired with our other publishing activities from the date of acquisition. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the publishing rights assumed from Earthworks Press Inc. were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $2.3 million has been amortized over 20 years. However, effective April 1, 2002, goodwill will no longer be amortized in accordance with SFAS No. 141.

ASPEN BOOK MARKETING

In August 2000, we acquired certain net assets of the wholesale distribution business of Aspen Book Marketing for approximately $3.3 million. Aspen Book Marketing is a distributor of specialty books to the Safeway store chain across the UK. We accounted for the acquisition as a purchase and, accordingly, the assets acquired from Aspen Book Marketing were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $0.8 million has been amortized over 20 years. However, effective April 1, 2002, goodwill will no longer be amortized in accordance with SFAS No. 141.

BOOKWISE INTERNATIONAL OF AUSTRALIA

In March 2000, we acquired certain assets and assumed certain liabilities of the wholesale distribution business of Bookwise International of Australia (“Bookwise”) for approximately $2.0 million. Bookwise is a distributor of specialty books in a wide variety of subject areas. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the liabilities assumed from Bookwise were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $1.3 million has been amortized over 20 years. However, effective April 1, 2002, goodwill will no longer be amortized in accordance with SFAS No. 141. The operating results of Bookwise were not included in the accompanying Consolidated Statements of Income for the year ended March 31, 2000, as the amounts were not material, and it is our policy to include the operating results of our foreign subsidiaries as of February 28.

12. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Fiscal Quarters (Years Ended March 31,)

(In Thousands, Except Per Share Data)

	1st	2nd	3rd	4th

Fiscal 2002
Net Sales	$146,977	$164,200	$267,103	$177,842
Cost of Goods Sold	125,681	138,887	223,384	149,391
Net Income	3,084	3,712	13,269	3,033
Net Income Per Share:
Basic	$0.16	$0.19	$0.69	$0.16
Diluted	$0.16	$0.19	$0.67	$0.15
Weighted Average Shares Used in Calculation:
Basic	19,052	19,111	19,130	19,228
Diluted	19,823	19,836	19,887	20,159

Fiscal 2001
Net Sales	$148,189	$177,130	$246,144	$142,115
Cost of Goods Sold	128,628	155,321	208,328	121,711
Net Income	2,986	3,679	11,416	2,686
Net Income Per Share:
Basic	$0.16	$0.19	$0.60	$0.14
Diluted	$0.15	$0.19	$0.58	$0.14
Weighted Average Shares Used in Calculation:
Basic	19,102	19,225	19,093	18,889
Diluted	19,806	19,872	19,707	19,465

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Part III, Items 10, 11, 12, and 13, is hereby incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management,” “Management,” “Executive Compensation - Summary of Cash and Other Compensation,” “- Option Grants” and “- Option Exercises and Holdings,” “Certain Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on or about June 25, 2002.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	See Index to Consolidated Financial Statements contained in Item 8 herein.

	2.	See Index to Schedule to Consolidated Financial Statements included herein.

	3.	See Item 14(c) for Index of Exhibits.

(b)	1.	Report on Form 8-K, Items 2 and 7 — Filed on February 14, 2002.

	2.	Report on Form 8-K, Item 4 — Filed on April 3, 2002.

	3.	Report on Form 8-K, Items 4 and 7 — Filed on April 8, 2002.

(c)	Exhibits

	2.1	Agreement and Plan of Merger, dated as of January 16, 2002, by and among Advanced Marketing Services, Inc., Nautilus Merger Sub, Inc., Publishers Group Incorporated (“PGI”) and the shareholders of PGI identified therein (1)

	3.1	Certificate of Incorporation, as amended (2)

	3.2	Bylaws, as amended (2)

	10.1	1987 Stock Option Plan (3)

	10.2	Employee Profit-Sharing Plan (4)

	10.3	1995 Stock Option Plan, as amended (2)

	10.4	Employee Stock Purchase Plan (5)

	10.5	Amended and Restated Loan Agreement, dated as of July 27, 2000, between Advanced Marketing Services, Inc. and California Bank & Trust re $12.0 million Loan

	10.6	Loan Modification Agreement, dated as of January 11, 2002, between Advanced Marketing Services, Inc. and California Bank & Trust re modification of $12.0 million Loan Agreement (1)

	10.7	Revolving Credit Agreement, dated as of January 11, 2002, between Advanced Marketing Services, Inc. and California Bank & Trust re $13.0 million Revolving Credit Facility (1)

	10.8	Loan Modification Agreement, dated as of January 31, 2002, between Advanced Marketing Services, Inc. and California Bank & Trust re modification of $23.0 million Revolving Credit Agreement (1)

	16.1	Letter of Arthur Andersen LLP regarding change in certifying accountant (6)

	21.0	Subsidiaries of the Registrant

(c)	Exhibits (continued)

	23.1	Consent of Deloitte & Touche LLP

The consent of Arthur Andersen LLP to the inclusion of its Report of Independent Public Accountants on our Consolidated Financial Statements as of March 31, 2001 and for each of the two years ended March 31, 2001 and 2000 is omitted pursuant to rules promulgated by the Securities and Exchange Commission. There may be risks and your recovery may be limited as a result of our prior use of Arthur Andersen LLP as our independent public accounting firm. On March 14, 2002, Arthur Andersen LLP, our independent public accounting firm for the years ended March 31, 1981 through 2001, was indicted on federal obstruction of justice charges arising from the US government’s investigation of Enron. On March 27, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and on April 8, 2002 hired Deloitte & Touche LLP as our independent public accountants for the year ending March 31, 2002. As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant, included herein. Because our former audit partner has left Arthur Andersen LLP, we have not been able to obtain the written consent of Arthur Andersen LLP as required by Section 7 of the Securities Act after reasonable efforts. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act and therefore may have their recovery limited as a result of the lack of consent.

(d)	The required financial statement schedules are listed on the Index to Schedule to Consolidated Financial Statements included herein.

	(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-16199) filed on February 14, 2002.

	(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-67244) filed on August 10, 2001.

	(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 0-16002) for the fiscal year ended March 31, 1992, as filed on June 26, 1992.

	(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-14596) filed on May 28, 1987.

	(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-59341) filed on July 17, 1998.

	(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-16199) filed on April 8, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC

Date: June 21, 2002	By:	/s/ CHARLES C. TILLINGHAST

Charles C. Tillinghast Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 21, 2002	By:	/s/ CHARLES C. TILLINGHAST

Charles C. Tillinghast Chairman of the Board and Director

Date: June 21, 2002	By:	/s/ MICHAEL M. NICITA

Michael M. Nicita Chief Executive Officer and Director (principal executive officer)

Date: June 21, 2002	By:	/s/ EDWARD J. LEONARD

Edward J. Leonard Executive Vice President and Chief Financial Officer and Secretary (principal, financial and accounting officer)

Date: June 21, 2002	By:	/s/ LOREN C. PAULSEN

Loren C. Paulsen Director

Date: June 21, 2002	By:	/s/ JAMES A. LEIDICH

James A. Leidich Director

Date: June 21, 2002	By:	/s/ E. WILLIAM SWANSON, JR.

E. William Swanson, Jr. Director

Date: June 21, 2002	By:	/s/ TRYGVE E. MYHREN

Trygve E. Myhren Director

Date: June 21, 2002	By:	/s/ LYNN S. DAWSON

Lynn S. Dawson Director

Date: June 21, 2002	By:	/s/ ROBERT F. BARTLETT

Robert F. Bartlett Director

Date: June 21, 2002	By:	/s/ BRUCE E. GROUT

Bruce E. Grout Director

ADVANCED MARKETING SERVICES, INC.
INDEX TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Schedule:

II Valuation and Qualifying Accounts	46

        All other schedules are not submitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements of Advanced Marketing Services, Inc. or in the notes thereto.

SCHEDULE II

ADVANCED MARKETING SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS (As Revised-See Note 1)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

(In Thousands)

	Balance at	Additions		Balance at
	Beginning	Charged		End of
	of Year	to Income	Deductions	Year

2000

Allowance for uncollectible accounts and sales returns	$3,674	$570	$273	$3,971

Reserve for markdown of inventory	$7,901	$3,242	$3,634	$7,509

2001

Allowance for uncollectible accounts and sales returns	$3,971	$2,451	$800	$5,622

Reserve for markdown of inventory	$7,509	$2,592	$3,160	$6,941

2002

Allowance for uncollectible accounts and sales returns	$5,622	$4,390	$773	$9,239

Reserve for markdown of inventory	$6,941	$1,034	$1,272	$6,703