Form 10-Q
period 2002-06-29
ADVANCED MARKETING SERVICES INC
filed 2002-08-13
CIK 814580

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 29, 2002

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

YES [X] NO [   ]

The number of shares of the Registrant’s Common Stock outstanding as of July 29, 2002 was 19,298,888, net of treasury shares of 3,734,000.

ADVANCED MARKETING SERVICES, INC.

Index to Form 10-Q
June 29, 2002

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets (Unaudited)	3

	Condensed Consolidated Statements of Income (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 14

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15 - 20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	23

SIGNATURES		23

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

ADVANCED MARKETING SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — Amounts in Thousands, Except Share Data)

	June 29,	March 31,	June 30,
	2002	2002	2001

ASSETS
Current Assets:
Cash and Cash Equivalents	$12,103	$21,115	$26,849
Investments, Available-for-Sale (Note 3)	1,441	2,010	4,379
Accounts Receivable, Net of Allowances for Uncollectible Accounts and Sales Returns of $8,934 at June 29, 2002, $9,239 at March 31, 2002 and $6,039 at June 30, 2001	151,371	156,193	98,896
Vendor and Other Receivables	4,478	6,485	3,807
Inventories	143,292	123,904	144,870
Deferred Income Taxes	7,074	7,242	7,874
Prepaid Expenses	3,689	3,439	2,232

Total Current Assets	323,448	320,388	288,907
Goodwill	37,738	37,444	9,785
Property and Equipment, Net (Note 3)	33,788	30,983	21,054
Investments, Available-for-Sale (Note 3)	4,294	3,631	1,213
Other Assets	10,252	10,406	5,060

TOTAL ASSETS	$409,520	$402,852	$326,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of Credit	$23,000	$25,000	$—
Accounts Payable	230,799	223,960	197,884
Accrued Liabilities	20,075	20,046	13,122
Income Taxes Payable	1,170	1,522	2,904

Total Current Liabilities	275,044	270,528	213,910

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares, Issued 23,031,000 Shares at June 29, 2002, 23,009,000 Shares at March 31, 2002 and 22,797,000 Shares at June 30, 2001	23	23	23
Additional Paid-In Capital	37,668	37,551	34,798
Deferred Compensation	(553)	(609)	(782)
Retained Earnings	115,892	113,503	94,263
Cumulative Other Comprehensive Loss	(2,363)	(1,953)	(990)
Less: Treasury Stock, 3,734,000 Shares at June 29, 2002 and March 31, 2002 and 3,669,000 Shares at June 30, 2001, at Cost	(16,191)	(16,191)	(15,203)

Total Stockholders’ Equity	134,476	132,324	112,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,520	$402,852	$326,019

The accompanying notes are an integral part of these condensed consolidated statements.

ADVANCED MARKETING SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Amounts in Thousands, Except Per Share Data)

	Three Months Ended

	June 29,	June 30,
	2002	2001

Net Sales	$191,855	$146,978
Cost of Goods Sold	162,463	125,681

Gross Profit	29,392	21,297
Distribution and Administrative Expenses	25,806	16,399

Income From Operations	3,586	4,898
Interest Income	222	462
Equity in Net Loss of Affiliates	(135)	(240)
Interest Expense and Other	259	(40)

Income Before Provision For Income Taxes	3,932	5,080
Provision for Income Taxes	1,543	1,994

Net Income	$2,389	$3,086

Net Income Per Share:
Basic	$0.12	$0.16

Diluted	$0.12	$0.16

Weighted Average Shares Used in Calculation:
Basic	19,284	19,052

Diluted	20,182	19,823

The accompanying notes are an integral part of these condensed consolidated statements.

ADVANCED MARKETING SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Amounts in Thousands)

	Three Months Ended

	June 29,	June 30,
	2002	2001

Net income	$2,389	$3,086
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net loss of affiliates	135	240
Depreciation and amortization	1,329	1,022
Provision for uncollectible accounts and sales returns	(305)	510
Markdown of inventories	577	465
Deferred income taxes	168	(677)
Amortization of deferred compensation	56	55
Changes in working capital components:
(Increase) decrease in:
Accounts receivable	6,387	2,449
Inventories	(21,130)	(25,580)
Other assets	(848)	293
Increase (decrease) in:
Accounts payable	6,872	22,472
Accrued liabilities	1,294	(1,077)
Income taxes payable	(381)	(213)

Net cash (used in) provided by operating activities	(3,457)	3,045

Purchase of property and equipment	(4,287)	(4,088)
Investment in equity of affiliate	—	(1,323)
Purchase of investments, available-for-sale	(622)	(2,862)
Sale and redemption of investments, available-for-sale	587	1,639

Net cash used in investing activities	(4,322)	(6,634)

Repayments on lines of credit	(2,000)	—
Proceeds from exercise of options	117	805

Net cash (used in) provided by financing activities	(1,883)	805

Effect of exchange rate changes on Cash and Cash Equivalents	650	(141)

Net Decrease in Cash and Cash Equivalents	(9,012)	(2,925)
CASH AND CASH EQUIVALENTS, Beginning of period	21,115	29,774

CASH AND CASH EQUIVALENTS, End of period	$12,103	$26,849

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Income Taxes	$2,275	$2,717
Interest	$183	$—

The accompanying notes are an integral part of these condensed consolidated statements.

ADVANCED MARKETING SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying interim Condensed Consolidated Financial Statements as of and for the three month periods ended June 29, 2002 and June 30, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q, without an audit by our independent public accountants, and therefore, do not necessarily include all the information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. Reference should be made to the annual financial statements, including footnotes thereto, included in the Advanced Marketing Services, Inc. (AMS, we, us and our) Annual Report on Form 10-K, for the fiscal year ended March 31, 2002. The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, which, in our management’s opinion, are necessary for a fair presentation. Our management believes that the disclosures included in the accompanying Condensed Consolidated Financial Statements and footnotes are adequate so that the information is not misleading.

Operating results for interim periods are not necessarily indicative of operating results to be expected for our fiscal year ending March 31, 2003. Our net sales in the third fiscal quarter have historically been, and we expect them to continue to be, significantly greater than in any other quarter of our fiscal year due to increased demand during the holiday season.

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

Financial statements prepared in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect amounts reported as assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and amounts reported as revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. Our policy is to include the operating results of our foreign subsidiaries in our Condensed Consolidated Statements of Income one-month in arrears. We have eliminated all significant intercompany accounts and transactions.

2. COMPREHENSIVE INCOME

Comprehensive income is summarized as follows (in thousands):

	Three Months Ended

	June 29,	June 30,
	2002	2001

Net Income	$2,389	$3,086
Foreign Currency Translation Adjustment	(469)	(118)
Unrealized Gains/(Losses) on Investments	59	(30)

Comprehensive Income	$1,979	$2,938

We do not provide for US income taxes on foreign currency translation adjustments because such amounts are considered to be invested indefinitely.

3. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS

Investments, Available-for-Sale

Investments, available-for-sale consist principally of debt securities issued by the federal government of the United States of America and state and local municipalities. Available-for-sale securities are stated at fair market value as determined by the most recently traded price of each security at the balance sheet date. The cost and estimated fair market value of investments are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 29, 2002	$5,684	$51	$—	$5,735

March 31, 2002	$5,648	$—	$(7)	$5,641

June 30, 2001	$5,636	$—	$(44)	$5,592

As of June 29, 2002, we had investments in debt securities amounting to approximately $1.4 million that were scheduled to mature within one year and approximately $4.3 million that were scheduled to mature within two years. For each of the periods presented, we sold no investment prior to its maturity date. We use the specific identification method in determining cost on these investments.

3. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Property and Equipment

A summary of property and equipment is as follows (in thousands):

	As of

	June 29, 2002	March 31, 2002	June 30, 2001

Leasehold improvements	$5,151	$5,869	$1,897
Office furniture, equipment and software	15,937	14,459	12,340
Warehouse equipment	11,736	11,625	10,036

	32,824	31,953	24,273
Less accumulated depreciation and amortization	(17,347)	(16,001)	(13,087)

	15,477	15,952	11,186
Assets not yet placed in service	18,311	15,031	9,868

Property and equipment, net	$33,788	$30,983	$21,054

We account for our internal-use software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs.

Assets not yet placed in service consist primarily of computer hardware and software related to the enhancement of our management information systems. The cumulative balance in Assets not yet placed in service relating to the enhancement of our management information systems amounted to approximately $18.1 million, $14.4 million and $9.2 million at June 29, 2002, March 31, 2002 and June 30, 2001, respectively. Once these systems are placed in service, the related costs that have accumulated will be depreciated on a straight-line basis over a seven-year period, the expected life of the assets. A significant portion of these upgraded systems have been placed in service in the second quarter of Fiscal 2003.

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

3. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Investments in Affiliates

From time to time we make strategic investments intended to promote our worldwide business, which primarily consists of buying and/or selling books. We use the equity method to account for investments in entities in which we hold a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. We regularly monitor and evaluate the realizable value of our investments. If events or circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we will record a charge to Equity in Net Income of Affiliates. Our investments in affiliates are included as part of Other Assets in the accompanying Condensed Consolidated Balance Sheets. Consistent with our policy regarding international subsidiaries, we include our portion of the investment’s operating results in our Condensed Consolidated Statements of Income one-month in arrears.

In June 2001, we acquired a 25% equity interest in The Templar Company, PLC (“Templar”) for approximately $1.3 million. During Fiscal 2002, we capitalized an additional $0.1 million in costs related to the acquisition, bringing our total investment to approximately $1.4 million. Located in the United Kingdom, Templar is a designer of children’s books that incorporate sophisticated pop-up pictures using high-quality art, including the award-winning Maurice Pledger wildlife series. Templar markets its products on a worldwide basis.

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

During the first quarter of Fiscal 2003, we recognized $0.3 million of income related to the change in fair value on stock appreciation rights issued in connection with certain acquisitions. This amount was included with Interest Expense and Other in the Condensed Consolidated Statements of Income. The liability for stock appreciation rights is included with Accrued Liabilities in our accompanying Condensed Consolidated Balance Sheets.

Equity Transactions

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000-share increase in the repurchase program and on May 25, 2001, our Board of Directors approved an additional 350,000-share increase in our stock repurchase program. Under the plan, we have repurchased a total of approximately 1,312,275 shares through June 29, 2002 at an average market price of approximately $10.71. The repurchase program has no expiration date and will be financed through internal cash flows.

We recognize deferred compensation for certain stock options granted under our Stock Option Plan. The compensation is being amortized over the vesting period of the options, and we have expensed approximately $56,000 and $55,000 for the three months ended June 29, 2002 and June 30, 2001, respectively. The net balance of the remaining deferred compensation amounted to approximately $553,000, $609,000 and $782,000 at June 29, 2002, March 31, 2002 and June 30, 2001, respectively, and has been recorded as a separate component of Stockholders’ Equity in the accompanying Condensed Consolidated Balance Sheets.

4. ACQUISITIONS

PUBLISHERS GROUP WEST

On January 31, 2002, we acquired all of the outstanding capital stock of Publishers Group West, Incorporated (“PGW”), located in Berkeley, California, for cash consideration of approximately $38.7 million, subject to customary post-closing adjustments. The acquisition of PGW was to further expand our higher-margin contract distribution business consistent with our strategic plan. The transaction was structured as a merger of Nautilus Merger Sub, Inc., our wholly owned subsidiary, with and into Publishers Group Incorporated (“PGI”). PGW is a wholly owned subsidiary of PGI. The acquisition was accounted for using the purchase method of accounting with approximately $25.0 million of the purchase price provided under borrowings from bank line of credit facilities.

PGI is a holding company which, through its wholly owned subsidiary PGW, is engaged in the business of marketing and distributing books primarily for independent publishers. Immediately prior to its acquisition by AMS, PGI divested itself of its Avalon Publishing Group Incorporated subsidiary (“Avalon”), a book publisher, and PGW entered into a five-year distribution agreement with Avalon. Concurrent with the Avalon divestiture, PGW sold its Canadian distribution business to a subsidiary of Raincoast Books, our affiliate in which we own a 25% equity interest.

Intangible assets associated with the acquisition were accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The total amount of goodwill capitalized in connection with this acquisition amounted to approximately $29.0 million. In accordance with SFAS No. 142, goodwill has an indefinite life and is not amortized. Goodwill related to this acquisition will also not be amortized for income tax purposes. Additionally, in connection with the acquisition, we acquired $3.4 million in intangible assets, consisting of a publishers list and a trade name, which will be amortized over their estimated useful lives, determined to be 20 years. Intangible assets amounted to approximately $3.3 million and $3.3 million, net of accumulated amortization of approximately $70,000 and $28,000, at June 29, 2002 and March 31, 2002, respectively. At June 29, 2001, we did not have any intangible assets.

Under SFAS No. 142, we are required to test all existing goodwill for impairment on a “reporting unit” basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the “component” level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. We plan to complete our initial impairment test by September 30, 2002.

UNCLE JOHN’S BATHROOM READER

In August 2000, we acquired certain net assets and the publishing rights of Uncle John’s Bathroom Reader for approximately $2.5 million. Uncle John’s Bathroom Reader is a series of “info-tainment” books that is distributed through a variety of mass-market outlets. We have integrated this product series together with the assets acquired with our other publishing activities from the date of acquisition. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the publishing rights assumed from Earthworks Press Inc. were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired was $2.3 million and was amortized over 20 years until the effective date of our adoption of SFAS No. 142, April 1, 2002, as of which date goodwill is no longer amortized.

4. ACQUISITIONS (continued)

ASPEN BOOK MARKETING

In August 2000, we acquired certain net assets of the wholesale business of Aspen Book Marketing for approximately $3.3 million. Aspen Book Marketing is a wholesaler of specialty books to the Safeway store chain across the UK. We accounted for the acquisition as a purchase and, accordingly, the assets acquired from Aspen Book Marketing were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired was $0.8 million and was amortized over 20 years until the effective date of our adoption of SFAS No. 142, April 1, 2002, as of which date goodwill is no longer amortized.

BOOKWISE INTERNATIONAL OF AUSTRALIA

In March 2000, we acquired certain assets and assumed certain liabilities of the distribution business of Bookwise International of Australia (“Bookwise”) for approximately $2.0 million. Bookwise is a distributor of specialty books in a wide variety of subject areas. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the liabilities assumed from Bookwise were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired was $1.3 million and was amortized over 20 years until the effective date of our adoption of SFAS No. 142, April 1, 2002, as of which date goodwill is no longer amortized.

5. RELATED PARTY TRANSACTIONS

Our affiliate, Raincoast, purchased the Canadian distribution business of PGW for $0.7 million in a transaction that occurred simultaneously with our purchase of PGW (See Note 4). The $0.7 million purchase price was paid $0.1 million at closing with the $0.6 million balance represented by unsecured promissory notes payable over five years at a market interest rate.

6. PER SHARE INFORMATION

On February 15, 1999, we effected a three-for-two stock split to stockholders of record on February 1, 1999. On January 17, 2000, we effected a three-for-two stock split to stockholders of record on January 3, 2000. On May 11, 2001, we effected an additional three-for-two stock split to stockholders of record on April 27, 2001. Accordingly, all references to shares, options to acquire shares and earnings per share amounts included in these accompanying Condensed Consolidated Financial Statements have been restated to reflect the stock splits.

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

	Three Months Ended

	June 29,	June 30,
	2002	2001

Net Income	$2,389	$3,086

Weighted Average Common Shares Outstanding	19,284	19,052
Basic Earnings Per Share	$0.12	$0.16

Weighted Average Common Shares Outstanding	19,284	19,052
Dilutive Common Stock Options	898	771

Total Diluted Weighted Average Common Shares Outstanding	20,182	19,823

Diluted Earnings Per Share	$0.12	$0.16

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during each period, such as stock options.

7. COMMITMENTS AND CONTINGENCIES

Operating leases

We lease facilities and certain equipment under non-cancelable operating leases. Rent expense for the three months ended June 29, 2002 and June 30, 2001 amounted to approximately $2.2 million and $1.5 million, respectively. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

Litigation

We are involved in various claims and lawsuits incidental to our business and management believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position or results of operations.

8. SEGMENT AND GEOGRAPHICAL INFORMATION

Our business, consisting of wholesale, distribution and publishing activities, exhibits similar economic characteristics across these activities and, as such, management has determined that we operate in a single segment.

For the purposes of analyzing and understanding the financial statements, our continuing operations have been classified according to the geographic regions in which we operate. Net sales by geographic region are as follows (in thousands):

	Three Months Ended

	June 29, 2002	June 30, 2001

United States	$174,697	$133,555
United Kingdom	13,888	11,077
Mexico	1,839	1,584
Australia	1,319	762
Singapore	112	—

	$191,855	$146,978

Net identifiable assets of our operations in different geographic areas are as follows (in thousands):

	As of

	June 29, 2002	March 31, 2002	June 30, 2001

United States	$369,080	$367,187	$291,921
United Kingdom	29,505	25,437	25,684
Mexico	4,680	4,760	4,112
Australia	5,843	5,165	4,302
Singapore	412	303	—

	$409,520	$402,852	$326,019

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. We adopted the provisions of SFAS No. 141 for business combinations initiated after June 30, 2001 (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value test. We adopted this statement effective April 1, 2002, and ceased amortization of goodwill at that date. Goodwill amortization expense for the three months ended June 30, 2001 was approximately $120,000. The effect of excluding such goodwill amortization from the first quarter of Fiscal 2002 would have increased our basic earnings per share by $0.01 and would have had no effect on our dilutive earnings per share. We plan to complete our initial impairment test by September 30, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” We plan to adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We do not expect the adoption of SFAS No. 143 to have a significant impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). We adopted SFAS No. 144 effective April 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We plan to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

Readers are cautioned not to place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and except as required by applicable law, we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Certain statements contained in this Management’s Discussion and Analysis that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including but not limited to those referred to in Item 2(d) below, entitled “Statement of Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995.”

This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarters ended June 29, 2002 and June 30, 2001, as well as the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2002.

OVERVIEW

We provide global customized services to book retailers and publishers. We are a leading wholesaler of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include: bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children’s books; and Spanish-language books. In addition, to a lesser extent, we sell pre-recorded audiocassettes (books on tape). In conjunction with our product sales, we provide product selection advice, vendor managed inventory (“VMI”) services, specialized merchandising and product development services, and logistical and handling services to membership warehouse clubs and other retailers operating in the United States of America, Canada, Mexico, the United Kingdom, Australia, Singapore and certain other Pacific Rim countries. With our Fiscal 2002 acquisition of PGW, we are also the largest independent contract distributor for small-to-medium size publishers in North America.

A. CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2002. Certain of our policies require the application of management judgement in making estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgement in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from estimates made.

A. CRITICAL ACCOUNTING POLICIES (continued)

Accounts Receivable Allowances

Consistent with industry practice, a significant portion of our sales are made to customers with the right of return. The level of actual returns can be influenced by many factors, including the quality of the title selection, the strength and availability of the titles, as well as volatility of the ultimate sell-through in the retail marketplace. In recording adjustments to sales for estimated returns, we consider these factors as well as historical return patterns of the titles, reports of the quantities of titles at our customer locations from our VMI system, and industry trends. Actual product returns may differ from our estimates. We have provided allowances of $6.2 million as of June 29, 2002, $6.5 million as of March 31, 2002, and $3.5 million as of June 30, 2001 for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions.

We record allowances for doubtful accounts for estimated losses resulting from our customers’ inability to pay amounts owed. If the financial condition of one or more of our customers were to deteriorate, we may be required to record additional allowances or write-off all or a portion of the amount due us. We have also provided allowances for uncollectible trade accounts receivable of $2.7 million as of June 29, 2002 and March 31, 2002 and $2.5 million as of June 30, 2001.

Inventories

Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audiocassettes purchased for resale. Inventories are stated at the lower of cost (first-in, first-out) or market value. A majority of our inventories carry the right of return to publishers. For the portion of our inventories that do not have the right of return, we estimate, based upon historical results and our evaluation of current conditions, a provision for the markdown of inventories. Most of our contract distribution business involves inventory that is held on consignment.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that impairment losses be recognized when the carrying value of an asset is not recoverable and exceeds its fair value. Our policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of long-lived assets on the basis of estimated undiscounted future cash flows and other factors. If such an evaluation were to indicate an impairment of these assets, such impairment would be recognized by a write-down of the applicable asset to its estimated fair value.

Revenue Recognition

We recognize revenue upon delivery of merchandise to customer locations for our wholesale distribution business and upon shipment to the customer for our contract distribution business. Included in our net sales are primarily sales of product, principally books, and to a lesser extent music CDs, CD-ROMs and prerecorded audiocassettes. We also include in net sales the gross revenue or distribution fee earned as part of our contract distribution business. Our net sales also incorporate offsets for discounts, allowances, rebates, sales returns and sales returns provisions. Effective April 1, 2002, we record revenues related to our co-op advertising activities in net sales and include related direct expenses in cost of goods sold. In prior periods, due to the insignificance of the amounts involved, we recorded co-op advertising payments received from publishers, offset by related direct expenses, within Distribution and Administrative expenses.

We recognize revenue from our contract distribution activities on a gross basis, in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” This statement provides reporting standards for revenue and costs of sales depending on a number of factors or characteristics. The characteristics indicative of gross revenue reporting include whether a company is the primary obligor, has latitude in establishing price, can determine product specification, and has credit and physical loss inventory risk.

B. RESULTS OF OPERATIONS
Three Months Ended June 29, 2002 and June 30, 2001:

Net income for the quarter ended June 29, 2002 amounted to $2.4 million, or $0.12 per diluted share, down from $3.1 million, or $0.16 per diluted share, for the same quarter of the prior fiscal year. The decrease in net income was attributable primarily to the timing of some shipments to wholesale customers during the last weeks of the quarter, less than anticipated gross margin for the quarter related to lower shipments in high margin categories, and expected increases in infrastructure costs.

For the first quarter of Fiscal 2003, our net sales increased 31% to $191.9 million, from $147.0 million for the same quarter of the prior fiscal year. Net sales reflects the invoiced amounts of products shipped and related fulfillment services provided, less reserves for estimated returns, actual returns and discounts. The 31.0% or $44.9 million increase in net sales generally can be attributed to the following factors: $27.8 million as a result of net sales contributed by the inclusion of the operations of our recent acquisition, PGW, which was not part of the same quarter of the prior fiscal year; $9.1 million related to increased shipments to our domestic wholesale customers; $4.3 million related to advertising revenue as part of our co-operative advertising programs; and $3.7 million related to an increase in net sales at our international subsidiaries, primarily in the UK and Mexico. The increases in our UK and Mexico divisions are due to continued growth in our wholesale activities.

We experienced a worldwide return rate of 24.0% from customers during the first quarter of Fiscal 2003, compared to a return rate of 23.0% during the same period of the prior fiscal year. The 1.0 percentage point increase was primarily a result of the inclusion of PGW, which historically has experienced higher return rates than our wholesale activities. A partial offset to the increase was a 0.5 percentage point reduction in our US wholesale return rate. Consistent with historical practice, returns reserves have been established based on management’s best estimate of expected future product returns. These return reserves are included in the aforementioned return figures.

Gross profit for the three-month period ended June 29, 2002 was $29.4 million, an increase of $8.1 million, or 38.0%, over the first quarter of Fiscal 2002. Gross profit as a percentage of net sales increased to 15.3% in the first quarter of Fiscal 2003 from 14.5% during the same period in the prior fiscal year. Gross profit as a percent of sales increased, primarily due to an increase in higher margin activities, including contributions from PGW and increases in margin at certain international subsidiaries, offset by decreases in margin for certain categories in our domestic wholesale operation.

Distribution and administrative expenses increased to $25.8 million for the three-month period ended June 29, 2002 from $16.4 million during the same period of Fiscal 2002. As a percentage of net sales, these expenses rose to 13.5% from 11.2% in the same period of the prior fiscal year, a 2.3 percentage point increase. This increase was primarily as a result of the inclusion of PGW’s distribution and administrative expenses that are higher as a percentage of sales than historical AMS levels.

Interest income decreased to $0.2 million in the first quarter of Fiscal 2003 from $0.5 million in the same period of the previous fiscal year due to lower cash and investment balances as a result of the purchase of PGW and capital investments in our infrastructure, as well as lower investment yields.

Interest expense and other resulted in income of $0.3 million for the period ended June 29, 2002, primarily from a favorable change in the fair value of stock appreciation rights issued in connection with certain acquisitions of approximately $282,000 and approximately $22,000 of interest expense related to our lines of credit. The interest expense is net of approximately $140,000 capitalized in connection with our ongoing systems development projects.

B. RESULTS OF OPERATIONS (continued)
Three Months Ended June 29, 2002 and June 30, 2001:

Provision for income taxes decreased to $1.5 million in the current quarter from $2.0 million in the same quarter of the previous fiscal year. The decrease reflects the decline in our pre-tax income as compared to the same quarter of the prior fiscal year, while our effective tax rate remained constant between the periods at approximately 39.25%.

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

C. LIQUIDITY AND SOURCES OF CAPITAL

At June 29, 2002, our cash and cash equivalents had decreased by $14.7 million as compared to the quarter ended June 30, 2001, primarily due to funding of the PGW acquisition and investments in our corporate infrastructure.

For the three months ended June 29, 2002, operating activities used $3.5 million in cash. For the quarter ended June 30, 2001, operating activities provided $3.0 million of cash. Trade accounts receivable decreased $6.4 million for the quarter ended June 29, 2002, as compared to the $2.4 million decrease in trade accounts receivable for the quarter ended June 30, 2001. We typically experience a decrease in accounts receivable levels between March 31 and the end of the first quarter as a result of timing and seasonality. The $4.0 million change in the decreases between the first quarters of Fiscal 2003 and Fiscal 2002 was a result of timing as well. Overall, the accounts receivable balance had increased by $53.1 million at June 29, 2002 as compared to June 30, 2001. This increase was driven by the addition of PGW, overall growth in sales of our wholesale business quarter-over-quarter, and increases in sales volume at our international subsidiaries. Inventory levels at June 29, 2002 were $143.3 million, an increase of $21.1 million from inventory levels at March 31, 2002, which was a decrease of $4.9 million from the $26.0 increase in inventories for the three months ended June 30, 2001. The $21.1 million increase was primarily due to increases in inventory levels to meet anticipated seasonal customer demand, offset by our continuing improvement in selling through slow-moving books and improved buying decisions on non-returnable inventory purchases. Inventory turns increased to 4.9 times during the first quarter of Fiscal 2003, or 4.2 times excluding PGW’s cost of goods sold, as compared to 3.8 times in the same quarter of Fiscal 2002. PGW holds inventory on consignment, resulting in improved inventory turnover for the Company. In addition, the improvement in inventory turns was a result of purchasing efficiencies gained from a better understanding of our customers’ needs through the use of our proprietary VMI software program and improved inventory management.

Net cash used in investing activities during the quarter ended June 29, 2002 amounted to $4.3 million, most of which was used to fund capital investments related to our efforts to upgrade our management information systems and expand our distribution capacity. For the three months ended June 30, 2001, investing activities used $6.6 million, of which $4.1 million was used to purchase capital assets and $1.3 million was used to acquire an equity interest in Templar as part of our strategic plan to grow in diversified higher margin business.

C. LIQUIDITY AND SOURCES OF CAPITAL (continued)

Financing activities used net cash of $1.9 million for the three months ended June 29, 2002 that resulted primarily from $2.0 million repaid on our lines of credit, offset by proceeds of $0.1 million from the exercise of options. For the three months ended June 30, 2001, financing activities provided net cash of $0.8 million, which was primarily the result of the proceeds from the exercise of options.

We have initiated a strategic growth plan designed to capitalize upon our core competency of book wholesaling that is intended to allow us to grow our business into market segments that historically have higher margins and reduce our reliance on our two largest customers. This strategic plan requires us to upgrade and realign our existing facility capacity and management information systems, which we intend to fund through current cash reserves, borrowings against our existing lines of credit, and anticipated cash flows from future operations.

We lease facilities and some equipment under non-cancelable operating leases. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

On July 10, 2002, our existing unsecured $12.0 million line of credit was amended, principally to revise certain financial covenants and extend the maturity date to March 31, 2003. A second secured revolving credit agreement, also amended on July 10, 2002, provides for up to $23.0 million through the March 31, 2003 maturity date, secured by eligible accounts receivable. Borrowings under both revolving credit agreements bear interest at the bank’s prime rate or LIBOR +1.5% (3.4% at June 29, 2002). We are required to pay an unused loan fee of 1/4 of 1% on any portion of the loan that is available but not drawn.

The credit facilities contain certain covenants which, among other things, require the maintenance of certain financial ratios on a quarterly and annual basis. The key ratios include tangible net worth, senior debt to EBITDA, leverage and current ratios. Accounts receivable balances must be in excess of the outstanding balance on the secured line of credit. Borrowings under the secured revolving credit agreement are collateralized by all of our accounts receivable. We had outstanding borrowings of $23.0 million with an additional $12.0 million available, but not drawn, at June 29, 2002 under our bank lines of credit.

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

Certain Risk Factors

We are involved in various claims and lawsuits incidental to our business and management believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position or results of operations.

For a more detailed list of some of the risks and uncertainties related to our business and industry, please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

D. STATEMENT OF PURPOSE OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

We wish to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the VMI program, changes in technology affecting the book publishing, wholesaling, and distribution business, currency and other risks related to foreign operations, expansion plans, the management of our growth, the results of financing efforts, and other factors discussed in our other filings with the Securities and Exchange Commission. Such factors could affect our actual results during Fiscal 2003 and beyond and cause such results to differ materially from those expressed in any forward-looking statement. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative information disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

We have been subject to relatively low prevailing inflation rates in all countries in which we operate, which generally enter into transactions denominated in their respective functional currencies, with the exception of Mexico, in recent years. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso, and the Australian, Canadian and Singapore dollar. Our primary foreign currency exposure arises from foreign denominated revenues and profits translated into US dollars. We have generally been able to adjust our selling prices in all countries in which we operate to offset increased costs of merchandise, and we expect to be able to continue to do so in the foreseeable future. We generally view as long term our investments in our wholly owned foreign subsidiaries with a functional currency other than the US dollar. As a result, we do not utilize any hedging transactions against these net investments. We believe that the risk associated with our foreign currency exposure is not material on a consolidated basis. While our Mexico operations are not a significant part of our overall activities, the continued high rates of inflation in Mexico may result in future foreign currency exchange losses.

PART II. OTHER INFORMATION

ITEMS 1-3. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on July 25, 2002. Robert F. Bartlett (17,272,488 votes for; 935,189 against), Lynn S. Dawson (17,272,488 votes for; 935,189 against) and Trygve E. Myhren (17,272,488 votes for; 935,189 against) were elected as Class C directors, each to serve a three-year term, and will serve until their respective successors are elected and qualified.

The directors whose terms of office continued after the meeting are Charles C. Tillinghast, III, Michael M. Nicita, Loren C. Paulsen, Bruce E. Grout, James A. Leidich and E. William Swanson Jr.

In addition, the stockholders approved the following proposals:

1.	A proposal to amend our 1995 Stock Option Plan to increase by 400,000 the number of shares of common stock reserved for issuance. There were 15,887,957 votes in favor of and 2,288,413 against the adoption of this proposal, with 31,307 abstentions and broker non-votes.

2.	Ratification of the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2003. There were 18,091,742 votes for and 114,671 votes against ratification, with 1,264 abstentions and broker non-votes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

EXHIBIT NO.

10.1	Loan Modification Agreement, dated as of July 10, 2002, between Advanced Marketing Services, Inc. and California Bank & Trust re modification of $12.0 million Loan Agreement

10.2	Loan Modification Agreement, dated as of July 10, 2002, between Advanced Marketing Services, Inc. and California Bank & Trust re modification of $23.0 million Revolving Credit Agreement

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Report on Form 8-K –none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC. Registrant

August 12, 2002	By:	/s/ Michael M. Nicita
Date		Michael M. Nicita Chief Executive Officer and Director (principal executive officer)

August 12, 2002	By:	/s/ Edward J. Leonard
Date		Edward J. Leonard Executive Vice President and Chief Financial Officer and Secretary (principal financial and accounting officer)