Form 10-Q
period 2002-09-28
ADVANCED MARKETING SERVICES INC
filed 2002-11-12
CIK 814580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 28, 2002

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

YES  [X]    NO  [   ]

The number of shares of the Registrant’s Common Stock outstanding as of November 1, 2002 was 18,965,054, net of treasury shares of 4,096,975.

ADVANCED MARKETING SERVICES, INC.

Index to Form 10-Q
September 28, 2002

Page
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Income (Unaudited)	4
Condensed Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 14
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15 - 22
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4. CONTROLS AND PROCEDURES	23
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	24
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	24
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5. OTHER INFORMATION	24
ITEM 6. EXHIBITS AND REPORTS	25
SIGNATURES	25 - 27

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

ADVANCED MARKETING SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — Amounts in Thousands, Except Share Data)

	Sept. 28,	March 31,	Sept. 29,
	2002	2002	2001

ASSETS
Current Assets:
Cash and Cash Equivalents	$4,221	$21,115	$23,160
Investments, Available-for-Sale (Note 3)	1,411	2,010	2,271
Accounts Receivable, Net of Allowances for Uncollectible Accounts and Sales Returns of $8,837 at September 28, 2002, $9,239 at March 31, 2002 and $6,639 at September 29, 2001	178,111	156,193	119,819
Vendor and Other Receivables	5,696	6,485	2,597
Inventories	199,416	123,904	176,295
Deferred Income Taxes	7,737	7,242	8,151
Prepaid Expenses	3,585	3,439	1,912

Total Current Assets	400,177	320,388	334,205
Goodwill (Note 3)	38,189	37,444	8,880
Property and Equipment, Net (Note 3)	34,090	30,983	24,854
Investments, Available-for-Sale (Note 3)	2,547	3,631	2,617
Other Assets	10,319	10,406	6,701

TOTAL ASSETS	$485,322	$402,852	$377,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of Credit	$45,000	$25,000	$—
Accounts Payable	280,129	223,960	243,856
Accrued Liabilities	23,314	20,046	16,548
Income Taxes Payable	1,687	1,522	3,302

Total Current Liabilities	350,130	270,528	263,706

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares, Issued 23,049,000 Shares at September 28, 2002, 23,009,000 Shares at March 31, 2002 and 22,824,000 Shares at September 29, 2001	23	23	23
Additional Paid-In Capital	37,715	37,551	34,165
Deferred Compensation	(498)	(609)	(719)
Retained Earnings, net of common stock dividends	120,341	113,503	97,978
Cumulative Other Comprehensive Loss (Note 2)	(926)	(1,953)	(1,705)
Less: Treasury Stock, 4,097,000 Shares at September 28, 2002, 3,734,000 Shares at March 31, 2002 and September 29, 2001, at Cost	(21,463)	(16,191)	(16,191)

Total Stockholders’ Equity	135,192	132,324	113,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$485,322	$402,852	$377,257

The accompanying notes are an integral part of these condensed consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Net Sales	$219,157	$164,203	$411,033	$311,181
Cost of Goods Sold	182,764	138,887	345,248	264,567

Gross Profit	36,393	25,316	65,785	46,614
Distribution and Administrative Expenses	29,359	19,665	55,165	36,065

Income From Operations	7,034	5,651	10,620	10,549
Interest Income	194	280	415	742
Equity in Net Income (Loss) of Affiliates	128	195	(8)	(46)
Interest Expense and Other, Net	(31)	(13)	229	(52)

Income Before Provision For Income Taxes	7,325	6,113	11,256	11,193
Provision for Income Taxes	2,875	2,399	4,418	4,393

Net Income	$4,450	$3,714	$6,838	$6,800

Net Income Per Share:
Basic	$0.23	$0.19	$0.36	$0.36

Diluted	$0.23	$0.19	$0.34	$0.34

Weighted Average Shares Used in Calculation:
Basic	19,110	19,111	19,197	19,082

Diluted	19,602	19,836	19,927	19,833

The accompanying notes are an integral part of these condensed consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Amounts in Thousands)

	Six Months Ended

	Sept. 28,	Sept. 29,
	2002	2001

Net income	$6,838	$6,800
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net loss of affiliates	8	46
Depreciation and amortization	3,069	2,028
Loss on sale of equipment	71	—
Provision for uncollectible accounts and sales returns	(402)	1,361
Markdown of inventories	656	998
Deferred income taxes	(495)	(954)
Amortization of deferred compensation	111	111
Changes in working capital components:
(Increase) decrease in:
Accounts receivable	(20,458)	(18,156)
Inventories	(75,612)	(57,448)
Other assets	(1,575)	25
Increase in:
Accounts payable	56,140	68,471
Accrued liabilities	3,007	2,340
Income taxes payable	146	165

Net cash (used in) provided by operating activities	(28,496)	5,787

Purchase of property and equipment	(6,677)	(8,878)
Investment in equity of affiliate	—	(1,383)
Purchase of investments, available-for-sale	(1,457)	(4,364)
Sale and redemption of investments, available-for-sale	3,184	3,875

Net cash used in investing activities	(4,950)	(10,750)

Borrowings on lines of credit	20,000	—
Proceeds from exercise of options	164	173
Purchase of treasury stock	(5,272)	(988)

Net cash provided by (used in) financing activities	14,892	(815)

Effect of exchange rate changes on Cash and Cash Equivalents	1,660	(836)

Net Decrease in Cash and Cash Equivalents	(16,894)	(6,614)
CASH AND CASH EQUIVALENTS, Beginning of period	21,115	29,774

CASH AND CASH EQUIVALENTS, End of period	$4,221	$23,160

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Income Taxes	$4,873	$4,946
Interest	$381	$—

The accompanying notes are an integral part of these condensed consolidated statements.

ADVANCED MARKETING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim Condensed Consolidated Financial Statements as of and for the three and six month periods ended September 28, 2002 and September 29, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q, without an audit by our independent public accountants, and therefore, do not include all the information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. Reference should be made to the annual financial statements, including footnotes thereto, included in the Advanced Marketing Services, Inc. (AMS, we, us and our) Annual Report on Form 10-K, for the fiscal year ended March 31, 2002. The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, which, in our management’s opinion, are necessary for a fair presentation. Our management believes that the disclosures included in the accompanying Condensed Consolidated Financial Statements and footnotes are adequate so that the information is not misleading.

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

2.	COMPREHENSIVE INCOME

Comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Net Income	$4,450	$3,714	$6,838	$6,800
Foreign Currency Translation Adjustment	1,409	(718)	985	(836)
Unrealized Gains/(Losses) on Investments	27	2	42	(27)

Comprehensive Income	$5,886	$2,998	$7,865	$5,937

We do not provide for US income taxes on foreign currency translation adjustments because such amounts are considered to be invested indefinitely.

3.	COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 28, 2002	$3,923	$35	$—	$3,958

March 31, 2002	$5,648	$—	$(7)	$5,641

September 29, 2001	$4,932	$—	$(44)	$4,888

As of September 28, 2002, we had investments in debt securities amounting to approximately $1.4 million that were scheduled to mature within one year and approximately $2.5 million that were scheduled to mature within two years. For each of the periods presented, we sold no investment prior to its maturity date. We use the specific identification method in determining cost on these investments.

3.	COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Property and Equipment

A summary of property and equipment is as follows (in thousands):

	As of

	Sept. 28, 2002	March 31, 2002	Sept. 29, 2001

Leasehold improvements	$5,235	$5,869	$2,237
Office furniture, equipment and software	33,583	14,459	12,973
Warehouse equipment	11,178	11,625	10,537

	49,996	31,953	25,747
Less accumulated depreciation and amortization	(17,799)	(16,001)	(13,993)

	32,197	15,952	11,754
Assets not yet placed in service	1,893	15,031	13,100

Property and equipment, net	$34,090	$30,983	$24,854

We account for our internal-use software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, internal employee payroll and payroll-related costs.

Assets not yet placed in service consist primarily of computer hardware and software related to the enhancement of our management information systems. The cumulative balance in assets not yet placed in service relating to the enhancement of our management information systems amounted to approximately $1.8 million, $14.4 million and $11.1 million at September 28, 2002, March 31, 2002 and September 29, 2001, respectively. Significant components of these systems were placed in service during the second quarter of Fiscal 2003 and the related costs that have accumulated are being depreciated on a straight-line basis over a seven-year period, the expected life of the assets.

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

Goodwill

	As of

	Sept. 28, 2002	March 31, 2002	Sept. 29, 2001

Goodwill United States	$31,231	$31,041	$2,148
Goodwill United Kingdom	5,515	5,052	5,304
Goodwill Australia	1,443	1,351	1,428

Goodwill	$38,189	$37,444	$8,880

Goodwill increased by a net of approximately $0.7 million for the six months ended September 28, 2002 as a result of additional capitalized expenses, settlement of the purchase price relating to the acquisition of PGW and foreign exchange rate fluctuations. Goodwill increased by a net of approximately $28.6 million for the six months ended March 31, 2002 as a result of the acquisition of PGW, amortization expense and foreign exchange rate fluctuations.

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

In June 2001, we acquired a 25% equity interest in The Templar Company, PLC (“Templar”) for approximately $1.4 million. Located in the United Kingdom, Templar is a designer of children’s books that incorporate sophisticated pop-up pictures using high quality art, including the award-winning Maurice Pledger wildlife series. Templar markets its products on a worldwide basis.

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

During the three and six months ended September 28, 2002, we recognized approximately $0.2 million and $0.5 million, respectively, of income related to the change in fair value on stock appreciation rights issued in connection with certain acquisitions. This amount was included with Interest Expense and Other in the Condensed Consolidated Statements of Income. The liability for stock appreciation rights is included with Accrued Liabilities in our accompanying Condensed Consolidated Balance Sheets.

Lines of Credit

On July 10, 2002, our existing unsecured $12.0 million line of credit was amended, principally to revise certain financial covenants and extend the maturity date to March 31, 2003. On September 26, 2002, our secured line of credit agreement was amended to provide for a temporary increase in the secured line from $23.0 million to $33.0 million. Effective December 1, 2002, the amount that we may borrow under the secured line will revert back to $23.0 million, with a maturity date of March 31, 2003. Borrowings under both revolving credit agreements bear interest at the bank’s prime rate or LIBOR +1.5% (3.3% at September 28, 2002 and 3.4% at March 31, 2002). We are required to pay an unused loan fee of 1/4 of 1% on any portion of the secured credit facility that is available but not drawn.

The credit facilities contain certain covenants, which, among other things, require the maintenance of certain financial ratios on a quarterly and annual basis. The key ratios include tangible net worth, senior debt to EBITDA, leverage and current ratios. Accounts receivable balances must be in excess of the outstanding balance on the secured line of credit. Borrowings under the secured line of credit are collateralized by all of our accounts receivable. We had outstanding borrowings of $45.0 million at September 28, 2002 under both facilities. As of November 12, 2002, our borrowings total approximately $22.0 million under both facilities.

Equity Transactions

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000-share increase in the repurchase program and on May 25, 2001, our Board of Directors approved an additional 350,000-share increase in our stock repurchase program. The total shares authorized for buyback under the plan amount to 1,850,000. In the second quarter of Fiscal 2003, we repurchased a total of 363,100 shares with an average market price of approximately $14.52, bringing our total repurchased shares under the plan to 1,675,375 with an average market price of approximately $11.54. The repurchase program has no expiration date.

We recognize deferred compensation for certain stock options granted under our Stock Option Plan. The compensation is being amortized over the vesting period of the options, and we have expensed approximately $55,000 and $56,000 for the three months ended September 28, 2002 and September 29, 2001, respectively, and approximately $111,000 for each of the six months ended September 28, 2002 and September 29, 2001. The net balance of the remaining deferred compensation amounted to approximately $498,000, $609,000 and $719,000 at September 28, 2002, March 31, 2002 and September 29, 2001, respectively, and has been recorded as a separate component of Stockholders’ Equity in the accompanying Condensed Consolidated Balance Sheets.

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

PGI is a holding company which, through its wholly owned subsidiary PGW, is engaged in the business of marketing and distributing books primarily for independent publishers. Immediately prior to its acquisition by AMS, PGI divested itself of its Avalon Publishing Group Incorporated subsidiary (“Avalon”), a book publisher, and PGW entered into a five-year distribution agreement with Avalon. Concurrent with the Avalon divestiture, PGW sold its Canadian distribution business to a subsidiary of Raincoast Books, our affiliate in which we own a 25% equity interest. The assets of PGW are being used in a manner generally consistent with the use of such assets by PGW prior to the consummation of the acquisition.

Intangible assets associated with the acquisition were accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The total amount of goodwill capitalized in connection with this acquisition amounted to approximately $29.2 million. In accordance with SFAS No. 142, goodwill has an indefinite life and is not amortized. Goodwill related to this acquisition will also not be amortized for income tax purposes. Additionally, in connection with the acquisition, we acquired $3.4 million in other intangible assets, consisting of a publisher’s list and a trade name, which will be amortized over their estimated useful lives, determined to be 20 years. Intangible assets amounted to approximately $3.2 million and $3.3 million, net of accumulated amortization of approximately $112,000 and $28,000, at September 28, 2002 and March 31, 2002, respectively. At September 29, 2001, we did not have any intangible assets.

4.	ACQUISITIONS (continued)

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

VALUATION OF GOODWILL

Under SFAS No. 142, we are required to test all existing goodwill for impairment on a “reporting unit” basis. A reporting unit is the operating segment or one level below an operating segment (the “component” level), where discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. Our reporting units are defined as our geographic regions. We completed our initial impairment test for goodwill during the quarter ended September 28, 2002. This test confirmed that, with respect to the goodwill acquired in each acquisition mentioned above, the fair value of the net assets of each of our reporting units was equal to or greater than the carrying value and, accordingly, no impairment loss existed at the date of adoption of SFAS No. 142, which was April 1, 2002.

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

	Three Months Ended		Six Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Net Income	$4,450	$3,714	$6,838	$6,800

Weighted Average Common Shares Outstanding	19,110	19,111	19,197	19,082
Basic Earnings Per Share	$0.23	$0.19	$0.36	$0.36

Weighted Average Common Shares Outstanding	19,110	19,111	19,197	19,082
Dilutive Common Stock Options	492	725	730	751

Total Diluted Weighted Average Common Shares Outstanding	19,602	19,836	19,927	19,833

Diluted Earnings Per Share	$0.23	$0.19	$0.34	$0.34

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during each period, such as stock options.

7.	COMMITMENTS AND CONTINGENCIES

Operating leases

We lease facilities and certain equipment under non-cancelable operating leases. Rent expense for the three months ended September 28, 2002 and September 29, 2001 amounted to approximately $2.2 million and $2.0 million, respectively. For the six months ended September 28, 2002 and September 29, 2001, rent expense amounted to approximately $4.4 million and $3.5 million, respectively. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

Litigation

We are involved in various claims and lawsuits incidental to our business and management believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position or results of operations.

8.	SEGMENT AND GEOGRAPHICAL INFORMATION

Management has determined that our business, consisting of wholesale, distribution and publishing activities, operates in a single industry segment.

For the purposes of analyzing and understanding the financial statements, our continuing operations have been classified according to the geographic regions in which we operate. Net sales by geographic region are as follows (in thousands):

	Three months ended		Six months ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

United States	$203,337	$150,110	$378,134	$283,665
United Kingdom	12,529	10,963	26,417	22,040
Mexico	1,718	1,957	3,556	3,541
Australia	1,489	1,173	2,730	1,935
Singapore	84	—	196	—

	$219,157	$164,203	$411,033	$311,181

Net identifiable assets of our operations in different geographic regions are as follows (in thousands):

	As of

	September 28,	March 31,	September 29,
	2002	2002	2001

United States	$444,485	$367,187	$341,448
United Kingdom	29,275	25,437	26,235
Mexico	4,776	4,760	4,346
Australia	6,199	5,165	5,228
Singapore	587	303	—

	$485,322	$402,852	$377,257

9.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value test. We adopted this statement effective April 1, 2002 and ceased amortization of goodwill at that date. We completed our initial impairment test for goodwill during the quarter ended September 28, 2002. This test confirmed that, with respect to the goodwill acquired in each acquisition, the fair value of the net assets of each of our reporting units was equal to or greater than the carrying value and, accordingly, no impairment loss existed at the date of adoption of SFAS No. 142, which was April 1, 2002. Goodwill amortization expense for the three and six months ended September 29, 2001 amounted to approximately $86,000 and $206,000, respectively. The effect of excluding such goodwill amortization from the first three and six months of Fiscal 2002 would have increased our basic earnings per share by $0.01 in each of the periods and would have increased diluted earnings per share by $0.01 for the six month period. There would have been no effect on diluted earnings per share for the three-month period.

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

Certain statements contained in this Management’s Discussion and Analysis that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events which, although believed to be reasonable, may not prove to be accurate. These forward-looking statements involve risks and uncertainties including but not limited to those referred to in Item 2(d) below, entitled “Statement of Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995.”

This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report on Form 10-Q for the periods ended September 28, 2002 and September 29, 2001, as well as the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

OVERVIEW

We provide global customized services to book retailers and publishers. We are a leading wholesaler of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include: bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children’s books; and Spanish-language books. In addition, to a lesser extent, we sell pre-recorded audiocassettes (books on tape). In conjunction with our product sales, we provide product selection advice, vendor managed inventory (“VMI”) services, specialized merchandising and product development services, and logistical and handling services to membership warehouse clubs and other retailers operating in the United States of America, Canada, Mexico, the United Kingdom, Australia, Singapore and certain other Pacific Rim countries. With our Fiscal 2002 acquisition of PGW, we are the largest independent contract distributor for small-to-medium size publishers in North America. We also engage in proprietary publishing, domestically and internationally, over a wide spectrum of book categories. These titles are sold both to our wholesale customers and to retail accounts with whom we may have no wholesale relationship. While these books carry the potential for increased margin, they also carry the risk of increased markdown expense, as we own the books, and, unlike most wholesale purchases, they cannot be returned for credit.

A.	CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Certain of our policies require the application of management judgement in making estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgement in determining such estimates and assumptions is by nature subject to a degree of uncertainty. Accordingly, actual results could differ from estimates made.

A.	CRITICAL ACCOUNTING POLICIES (continued)

Accounts Receivable Allowances

Consistent with industry practice, a significant portion of our sales are made to customers with the right of return. The level of actual returns can be influenced by many factors, including the quality of the title selection, the strength and availability of the titles, as well as volatility of the ultimate sell-through in the retail marketplace. In recording adjustments to sales for estimated returns, we consider these factors as well as historical return patterns of the titles, reports of the quantities of titles at our customer locations from our VMI system, and industry trends. Actual product returns may differ from our estimates. We have provided allowances of $6.3 million as of September 28, 2002, $6.5 million as of March 31, 2002, and $3.9 million as of September 29, 2001 for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions.

We record allowances for doubtful accounts for estimated losses resulting from our customers’ inability to pay amounts owed. If the financial condition of one or more of our customers were to deteriorate, we could be required to record additional allowances or write-off all or a portion of the amounts due us. We have also provided allowances for uncollectible trade accounts receivable of $2.5 million as of September 28, 2002 and $2.7 million as of March 31, 2002 and September 29, 2001.

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

Revenue Recognition

We recognize revenue upon delivery of merchandise to customer locations for our wholesale distribution business and upon shipment to the customer for our contract distribution business. Included in our net sales are primarily sales of product, principally books, and to a lesser extent music CDs, CD-ROMs and prerecorded audiocassettes. We also include in net sales the gross revenue earned as part of our contract distribution business. Our net sales also incorporate offsets for discounts, allowances, rebates, sales returns and sales returns provisions. Effective April 1, 2002, we record revenues related to our co-op advertising activities in net sales and include related expenses in cost of goods sold. In prior periods, due to the insignificance of the amounts involved, we recorded co-op advertising payments received from publishers, offset by related expenses, within Distribution and Administrative expenses.

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

Three months ended September 28, 2002 and September 29, 2001:

Net income for the three months ended September 28, 2002 amounted to $4.5 million, or $0.23 per diluted share. Net income for the same period of the prior fiscal year amounted to $3.7 million, or $0.19 per diluted share. The increase in net income was attributable primarily to the addition of PGW and increases in our core wholesale business, offset by increases in expenses associated with our investment in infrastructure.

For the three months ended September 28, 2002, our net sales increased 33.5% to $219.2 million, from $164.2 million for the same quarter of the prior fiscal year. Net sales reflect the invoiced amounts of products shipped and related fulfillment services provided, less reserves for estimated returns, actual returns and discounts. The 33.5% or $55.0 million increase in net sales generally can be attributed to the following factors: $34.8 million from the inclusion of the operations of PGW, which was not part of the same quarter of the prior fiscal year; $16.1 million related to increased shipments to our domestic wholesale customers; $2.4 million related to advertising revenue as part of our co-operative advertising programs; and $1.7 million related to an increase in net sales at our international subsidiaries, primarily in the UK. The increase in our UK division is due to continued growth in our wholesale activities.

We experienced a worldwide return rate of 22.0% from customers during the second quarter of Fiscal 2003, compared to a return rate of 24.0% during the same period of the prior fiscal year. The 2.0 percentage point decrease was primarily a result of better management of initial lay-downs and replenishments with our core customers. A partial offset to the decrease can be attributed to the inclusion of PGW, which historically has experienced higher return rates than our wholesale activities. Consistent with historical practice, returns reserves have been established based on management’s best estimate of expected future product returns. These return reserves are included in the return figures.

Gross profit for the three-month period ended September 28, 2002 was $36.4 million, an increase of $11.1 million, or 43.8%, over the same period of Fiscal 2002. Gross profit as a percentage of net sales increased to 16.6% during the second quarter of Fiscal 2003 from 15.4% during the same period in the prior fiscal year. Gross profit as a percent of sales increased, primarily due to the addition of PGW, stronger overall margin mix for domestic AMS sales and increases from international subsidiaries which have historically carried higher margins.

Distribution and administrative expenses increased to $29.4 million for the three-month period ended September 28, 2002 from $19.7 million during the same period of Fiscal 2002. As a percentage of net sales, these expenses rose to 13.4% from 12.0% in the same period of the prior fiscal year, a 1.4 percentage point increase. This increase was primarily a result of the inclusion of PGW’s distribution and administrative expenses that are higher as a percentage of sales than historical AMS levels and temporary elevated labor and freight costs, temporary elevated systems support costs and depreciation expense associated with our systems implementation.

Interest income decreased to $0.2 million during the second quarter of Fiscal 2003 from $0.3 million in the same period of the previous fiscal year due to lower cash and investment balances as a result of the purchase of PGW and capital investments in our infrastructure, as well as lower investment yields.

Interest expense and other amounted to approximately $31,000 for the three-month period ended September 28, 2002 as compared to $13,000 during the same period of the prior fiscal year. The $18,000 increase was primarily a result of approximately $0.2 million of interest expense related to our lines of credit offset by approximately $0.2 million in favorable changes in the fair value of stock appreciation rights issued in connection with certain acquisitions.

The provision for income taxes for the three months ended September 28, 2002 and September 29, 2001 amounted to approximately $2.9 million and $2.4 million, respectively. The increase reflects the rise in our pre-tax income as compared to the same quarter of the prior fiscal year, while our effective tax rate remained constant between the periods at approximately 39.3%.

B.	RESULTS OF OPERATIONS (continued)

Six months ended September 28, 2002 and September 29, 2001:

Net income for the six months ended September 28, 2002 and September 29, 2001, amounted to $6.8 million, or $0.34 per diluted share. Net income increased slightly from the same period of the prior fiscal year and was offset by labor, freight and depreciation costs associated with our system implementation.

For the first six months of Fiscal 2003, our net sales increased 32.1% to $411.0 million, from $311.2 million for the same period of the prior fiscal year. Net sales reflect the invoiced amounts of products shipped and related fulfillment services provided, less reserves for estimated returns, actual returns and discounts. The 32.1% or $99.8 million increase in net sales generally can be attributed to the following factors: $61.2 million as a result of net sales contributed by the inclusion of the operations of our recent acquisition, PGW, which was not part of the same period of the prior fiscal year; $29.1 million related to increased shipments to our domestic wholesale customers; $4.2 million related to advertising revenue as part of our co-operative advertising programs; and $5.3 million related to an increase in net sales at our international subsidiaries, primarily in the UK. The increases in our UK division are due to continued growth in our wholesale activities.

We experienced a worldwide return rate of 23.0% from customers during the first six months of Fiscal 2003, compared to a return rate of 24.0% during the same period of the prior fiscal year. The 1.0 percentage point decrease was primarily a result of better management of initial lay-downs and replenishments with our core customers. A partial offset to the decrease can be attributed to the inclusion of PGW, which historically has experienced higher return rates than our wholesale activities. Consistent with historical practice, returns reserves have been established based on management’s best estimate of expected future product returns. These return reserves are included in the return figures.

Gross profit for the six-month period ended September 28, 2002 was $65.8 million, an increase of $19.2 million, or 41.2%, over the same period of Fiscal 2002. Gross profit as a percentage of net sales increased to 16.0% in the first six months of Fiscal 2003 from 15.0% during the same period in the prior fiscal year. Gross profit as a percent of sales increased, primarily due to the addition of PGW, stronger overall margin mix for domestic AMS sales and increases from international subsidiaries which have historically carried higher margins.

Distribution and administrative expenses increased to $55.2 million for the six-month period ended September 28, 2002 from $36.1 million during the same period of Fiscal 2002. As a percentage of net sales, these expenses rose to 13.4% from 11.6% in the same period of the prior fiscal year, a 1.8 percentage point increase. This increase was primarily a result of the inclusion of PGW’s distribution and administrative expenses that are higher as a percentage of sales than historical AMS levels and temporary elevated labor and freight costs, temporary elevated systems support costs and depreciation expense associated with our systems implementation.

Interest income decreased to $0.4 million during the first six months of Fiscal 2003 from $0.7 million in the same period of the previous fiscal year due to lower cash and investment balances as a result of the purchase of PGW and capital investments in our infrastructure, as well as lower investment yields.

Interest expense and other resulted in income of $0.2 million for the six-month period ended September 28, 2002 as compared to approximately $52,000 in expense for the same period of the prior fiscal year. The $0.2 million of income was primarily a result of a favorable change in the fair value of stock appreciation rights issued in connection with certain acquisitions of approximately $0.5 million offset by approximately $0.3 million of interest expense related to our lines of credit.

The provision for income taxes for each of the six months ended September 28, 2002 and September 29, 2001 amounted to $4.4 million. Our effective tax rate has remained constant between the periods at approximately 39.3%.

B.	RESULTS OF OPERATIONS (continued)

Six months ended September 28, 2002 and September 29, 2001:

Seasonality

As is the case for most of our retail customers, our business is seasonal, with the highest net sales and earnings occurring in our third fiscal quarter. Income from operations during the third fiscal quarter, as a percentage of net sales, is typically higher than in any other quarter because of product sales mix and other economies of scale caused by the higher sales volume. This seasonal pattern reflects the increased demand for books and related media experienced during the holiday selling season. Working capital requirements are generally highest during the second and early part of the third fiscal quarters due to the seasonality of our business. We experience significant seasonal short-term swings in our cash position due to sales seasonality and to differences in timing of payments to our vendors and the receipt of payments from our customers. Cash flow has been historically greatest during the third fiscal quarter due to higher seasonal sales. Our results of operations depend significantly upon net sales generated during the third fiscal quarter, and any significant adverse trend in the net sales of such period would have a material adverse effect on our results of operations for the full fiscal year. We expect seasonality in operations to continue.

C. LIQUIDITY AND SOURCES OF CAPITAL

Our working capital requirements are seasonal with cash balances peaking in the third fiscal quarter and the greatest utilization of cash occurring in the second fiscal quarter.

At September 28, 2002, our cash and cash equivalents had decreased by $18.9 million as compared to September 29, 2001, primarily due to funding of the PGW acquisition and investments in our corporate infrastructure.

For the six months ended September 28, 2002, operating activities used $28.5 million in cash. This was elevated by approximately $24.0 million in slower-than-anticipated customer and publisher returns processing as a result of higher than expected shipping volumes and the new systems implementation. For the six months ended September 29, 2001, operating activities provided $5.8 million of cash.

Trade accounts receivable increased $20.5 million for the six months ended September 28, 2002, as compared to a $18.2 million increase in trade accounts receivable for the six months ended September 29, 2001. The $2.3 million change in the increases between the first six months of Fiscal 2003 and Fiscal 2002 was a result of volume as well as inclusion of PGW in the first six months of Fiscal 2003. Overall, the accounts receivable balance had increased by $58.3 million at September 28, 2002 as compared to September 29, 2001. This increase was driven by the addition of PGW and the overall growth in sales of our wholesale and international businesses quarter-over-quarter.

Inventory levels at September 28, 2002 were $199.4 million, an increase of $75.6 million from inventory levels at March 31, 2002. The $75.6 million increase was primarily due to increases in inventory levels to meet anticipated seasonal customer demand, increased sales volume, and backlog at our distribution centers as a result of unprocessed returns, offset by our continuing improvement in selling through slow-moving books and improved buying decisions on non-returnable inventory purchases. Inventory turns increased to 3.5 times during the second quarter of Fiscal 2003 as compared to 3.4 times in the same quarter of Fiscal 2002. For the quarter ended September 28, 2002, the inventory turn was calculated using cost of goods sold from operations excluding cost of goods sold relating to PGW for comparability. PGW holds inventory on consignment, resulting in improved inventory turnover for the Company. The increase in inventories was primarily funded by a corresponding increase in accounts payable of $56.1 million. The increase in the overall inventory balance quarter-over-quarter amounted to $23.1 million.

C.	LIQUIDITY AND SOURCES OF CAPITAL (continued)

Net cash used in investing activities during the six months ended September 28, 2002 amounted to $5.0 million, most of which was used to fund capital investments related to our efforts to upgrade our management information systems. For the six months ended September 29, 2001, investing activities used $10.8 million, of which $8.9 million was used to purchase capital assets, primarily adding to our investment in our management information systems, and $1.4 million which was used to acquire an equity interest in Templar as part of our strategic plan to grow in diversified higher margin businesses.

Financing activities provided net cash of $14.9 million for the six months ended September 28, 2002 that resulted primarily from an additional $20.0 million in borrowings against our lines of credit, offset by purchases of treasury stock which amounted to approximately $5.3 million. The $20.0 million was needed as a result of a temporary backlog in processing customer and publisher returns. For the six months ended September 29, 2001, financing activities used net cash of $0.8 million, which was primarily the result of the purchase of treasury stock.

We have initiated a strategic growth plan designed to capitalize upon our core competency of book wholesaling that is intended to allow us to grow our business into market segments that have historically had higher margins and reduce our reliance on our two largest customers. This strategic plan requires us to upgrade and realign our existing facility capacity and management information systems, which we intend to fund through current cash reserves, borrowings against our existing lines of credit, and anticipated cash flows from future operations.

We lease facilities and some equipment under non-cancelable operating leases. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

On July 10, 2002, our existing unsecured $12.0 million line of credit was amended, principally to revise certain financial covenants and extend the maturity date to March 31, 2003. On September 26, 2002, our secured line of credit agreement was amended to provide for a temporary increase in the secured line from $23.0 million to $33.0 million. Effective December 1, 2002, the amount that we may borrow under the secured line will revert back to $23.0 million, with a maturity date of March 31, 2003. Borrowings under both revolving credit agreements bear interest at the bank’s prime rate or LIBOR +1.5% (3.3% at September 28, 2002 and 3.4% at March 31, 2002). We are required to pay an unused loan fee of 1/4 of 1% on any portion of the secured credit facility that is available but not drawn.

The credit facilities contain certain covenants, which, among other things, require the maintenance of certain financial ratios on a quarterly and annual basis. The key ratios include tangible net worth, senior debt to EBITDA, leverage and current ratios. Accounts receivable balances must be in excess of the outstanding balance on the secured line of credit. Borrowings under the secured line of credit are collateralized by all of our accounts receivable. We had outstanding borrowings of $45.0 million at September 28, 2002 under both facilities. As of November 12, 2002, our borrowings total approximately $22.0 million under both facilities.

We believe that our existing working capital, cash flows from operations, trade credit traditionally available from our vendors, future availability under existing credit facilities or other sources of credit will provide sufficient liquidity to cover debt service costs and any reasonably foreseeable future working capital and capital expenditure requirements associated with our existing operations. We continue to consider additional strategic acquisitions where deemed appropriate. Such acquisitions, if any, could materially affect our future liquidity and capital resources.

C.	LIQUIDITY AND SOURCES OF CAPITAL (continued)

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

We wish to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the VMI program, changes in technology affecting the book publishing, wholesaling and distribution business, currency and other risks related to foreign operations, expansion plans, the management of our growth, the results of financing efforts, and other factors discussed in our other filings with the Securities and Exchange Commission. Such factors could affect our actual results during Fiscal 2003 and beyond and cause such results to differ materially from those expressed in any forward-looking statement. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

We have been subject to relatively low prevailing inflation rates in all countries in which we operate, which generally enter into transactions denominated in their respective functional currencies, with the exception of Mexico, in recent years. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso, and the Australian, Canadian and Singapore dollar. Our primary foreign currency exposure arises from foreign denominated revenues and expenses translated into US dollars. We have generally been able to adjust our selling prices in all countries in which we operate to offset increased costs of merchandise, and we expect to be able to continue to do so in the foreseeable future. We generally view as long term our investments in our wholly owned foreign subsidiaries with a functional currency other than the US dollar. As a result, we do not utilize any hedging transactions against these net investments. We believe that the risk associated with our foreign currency exposure is not material on a consolidated basis. While our Mexico operations are not a significant part of our overall activities, the continued high rates of inflation in Mexico may result in future foreign currency exchange losses.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation of our internal controls, disclosure controls and procedures, as of a date within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures was adequate as of the evaluation date in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Further, we have reviewed our internal controls, and there were not any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION

ITEMS 1-4. NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000-share increase in the repurchase program and on May 25, 2001, our Board of Directors approved an additional 350,000-share increase in our stock repurchase program. The total shares authorized for buyback under the plan amount to 1,850,000. In the second quarter of Fiscal 2003, we repurchased a total of 363,100 shares with an average market price of approximately $14.52, bringing our total repurchased shares under the plan to 1,675,375 shares with an average market price of approximately $11.54. The repurchase program has no expiration date.

ITEM 6.  EXHIBITS AND REPORTS

(a)	Exhibits

EXHIBIT NO.

10.1	Loan Modification Agreement, dated as of September 26, 2002, between Advanced Marketing Services, Inc. and California Bank & Trust re modification of $23.0 million Revolving Credit

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Report on Form 8-K — none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC. Registrant

November 12, 2002 Date	By:	/s/ Michael M. Nicita Michael M. Nicita Chief Executive Officer and Director (principal executive officer)

November 12, 2002 Date	By:	/s/ Edward J. Leonard Edward J. Leonard Executive Vice President and Chief Financial Officer and Secretary (principal financial and accounting officer)

CERTIFICATIONS

I, Michael M. Nicita, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Advanced Marketing Services, Inc. (the “Registrant”).

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

     4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Michael M. Nicita
		Name: Title:	Michael M. Nicita President and Chief Executive Officer

CERTIFICATIONS

I, Edward J. Leonard, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Advanced Marketing Services, Inc. (the “Registrant”).

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

     4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Edward J. Leonard
		Name: Title:	Edward J. Leonard Executive Vice President, Chief Financial Officer and Secretary