Form 10-Q
period 2002-12-28
ADVANCED MARKETING SERVICES INC
filed 2003-02-11
CIK 814580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 28, 2002

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

YES X    NO

The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2003 was approximately 19,055,000 net of treasury shares of approximately 4,097,000.

ADVANCED MARKETING SERVICES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (See Note 1 for Basis of Presentation)

ADVANCED MARKETING SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in Thousands, Except Share Data)

	Dec. 28,	March 31,	Dec. 29,
	2002	2002	2001

	(Note)
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,139	$21,115	$28,256
Investments, Available-for-Sale (Note 3)	302	2,010	2,116
Accounts Receivable, Net of Allowances for Uncollectible Accounts and Sales Returns of $10,621 at December 28, 2002, $9,239 at March 31, 2002 and $7,061 at December 29, 2001	181,884	156,193	157,314
Vendor and Other Receivables	5,574	6,485	2,835
Inventories	192,255	123,904	136,636
Deferred Income Taxes	5,161	7,242	6,486
Prepaid Expenses	3,978	3,439	2,552

Total Current Assets	402,293	320,388	336,195
Goodwill (Note 3)	38,539	37,444	8,633
Property and Equipment, Net (Note 3)	33,049	30,983	26,350
Investments, Available-for-Sale (Note 3)	867	3,631	3,145
Other Assets (Note 3)	10,641	10,406	6,882

TOTAL ASSETS	$485,389	$402,852	$381,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of Credit (Note 3)	$12,000	$25,000	$—
Accounts Payable	301,718	223,960	229,327
Accrued Liabilities	22,054	20,046	18,418
Income Taxes Payable	4,464	1,522	5,417

Total Current Liabilities	340,236	270,528	253,162

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares, Issued 23,150,000 Shares at December 28, 2002, 23,009,000 Shares at March 31, 2002 and 22,907,000 Shares at December 29, 2001	23	23	23
Additional Paid-In Capital	38,190	37,551	35,392
Deferred Compensation (Note 3)	(443)	(609)	(664)
Retained Earnings, net of common stock dividends	129,096	113,503	111,247
Cumulative Other Comprehensive Loss (Note 2)	(250)	(1,953)	(1,764)
Less: Treasury Stock, 4,097,000 Shares at December 28, 2002, 3,734,000 Shares at March 31, 2002 and December 29, 2001, at Cost	(21,463)	(16,191)	(16,191)

Total Stockholders’ Equity	145,153	132,324	128,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$485,389	$402,852	$381,205

Note: The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended

	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001

Net Sales	$294,833	$267,105	$705,893	$578,286
Cost of Goods Sold	243,431	223,384	588,679	487,951

Gross Profit	51,402	43,721	117,214	90,335
Distribution and Administrative Expenses	37,222	22,361	92,414	58,426

Income From Operations	14,180	21,360	24,800	31,909
Interest Income	159	332	574	1,074
Equity in Net Income of Affiliates	358	319	350	274
Interest Expense and Other, Net	(286)	(168)	(56)	(221)

Income Before Provision for Income Taxes	14,411	21,843	25,668	33,036
Provision for Income Taxes	5,656	8,573	10,075	12,966

Net Income	$8,755	$13,270	$15,593	$20,070

Net Income Per Share:
Basic	$0.46	$0.69	$0.81	$1.05
Diluted	$0.45	$0.67	$0.79	$1.01
Weighted Average Shares Used in Calculation:
Basic	19,004	19,130	19,133	19,098
Diluted	19,624	19,887	19,835	19,851

The accompanying notes are an integral part of these condensed consolidated statements.

ADVANCED MARKETING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Amounts in Thousands)

	Nine Months Ended

	Dec. 28,	Dec. 29,
	2002	2001

Net Income	$15,593	$20,070
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of affiliates	(350)	(274)
Depreciation and amortization	4,996	3,241
Loss on disposal of equipment	103	—
Provision for uncollectible accounts and sales returns	1,382	1,439
Markdown of inventories	2,072	751
Deferred income taxes	2,081	711
Amortization of deferred compensation	166	166
Changes in working capital components:
(Increase) in:
Accounts receivable	(25,702)	(52,877)
Inventories	(69,407)	(16,009)
Other assets	(406)	(1,356)
Increase in:
Accounts payable	76,587	50,976
Accrued liabilities	1,576	3,667
Income taxes payable	2,945	2,256

Net cash provided by operating activities	11,636	12,761

Purchases of property and equipment	(6,806)	(11,523)
Investment in equity of affiliate	—	(1,383)
Purchase of investments, available-for-sale	(1,457)	(5,483)
Sale and redemption of investments, available-for-sale	5,958	4,621

Net cash used in investing activities	(2,305)	(13,768)

Payments on lines of credit	(13,000)	—
Proceeds from exercise of stock options	639	1,399
Purchase of treasury stock	(5,272)	(988)

Net cash (used in) provided by financing activities	(17,633)	411

Effect of exchange rate changes on Cash and Cash Equivalents	326	(922)

Net Decrease in Cash and Cash Equivalents	(7,976)	(1,518)
CASH AND CASH EQUIVALENTS, Beginning of period	21,115	29,774

CASH AND CASH EQUIVALENTS, End of period	$13,139	$28,256

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Income Taxes	$5,463	$9,125
Interest	$695	$—

The accompanying notes are an integral part of these condensed consolidated statements.

ADVANCED MARKETING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying interim Condensed Consolidated Financial Statements as of and for the three and nine month periods ended December 28, 2002 and December 29, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, without an audit by our independent public accountants, and, therefore, do not include all the information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. Reference should be made to the annual financial statements, including footnotes thereto, included in the Advanced Marketing Services, Inc. (AMS, we, us and our) Annual Report on Form 10-K, for the fiscal year ended March 31, 2002. The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, which, in our management’s opinion, are necessary for a fair presentation. Our management believes that the disclosures included in the accompanying Condensed Consolidated Financial Statements and footnotes thereto are adequate so that the information is not misleading.

Operating results for interim periods are not necessarily indicative of operating results to be expected for our fiscal year ending March 31, 2003. Our net sales in the third fiscal quarter have historically been, and we expect them to continue to be, significantly greater than in any other quarter of our fiscal year due to increased demand during the holiday season.

Consistent with wholesale distribution industry practice, our net sales and cost of goods sold for interim periods are cut off on the Saturday nearest to the end of the calendar month. The cut-off for the fourth fiscal quarter is always March 31. This practice may result in differences in the number of business days for which our sales and cost of goods sold are recorded both as to quarter-to-quarter comparisons and as comparisons of quarters between years.

Financial statements prepared in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that may affect amounts reported as assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and amounts reported as revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. Our policy is to include the operating results of our foreign subsidiaries in our Condensed Consolidated Statements of Income one-month in arrears. We have eliminated all significant intercompany accounts and transactions.

2. COMPREHENSIVE INCOME

Comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2002	2001	2002	2001

Net Income	$8,755	$13,270	$15,593	$20,070
Foreign Currency Translation Adjustment	691	(81)	1,674	(917)
Unrealized Gains/(Losses) on Investments	(15)	22	29	(5)

Comprehensive Income	$9,431	$13,211	$17,296	$19,148

We do not provide for U.S. income taxes on foreign currency translation adjustments because such amounts are considered to be invested indefinitely.

3. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS

Investments, Available-for-Sale

Investments, available-for-sale consists principally of debt securities issued by the U.S. federal government and state and local municipalities. Available-for-sale securities are stated at fair market value as determined by the most recently traded price of each security at the balance sheet date.

The cost and estimated fair market value of investments are as follows ( in thousands):

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 28, 2002	$1,147	$22	$—	$1,169

March 31, 2002	$5,648	$—	$(7)	$5,641

December 29, 2001	$5,249	$33	$(21)	$5,261

As of December 28, 2002, we had investments in debt securities amounting to approximately $0.3 million that were scheduled to mature within one year and approximately $0.9 million that were scheduled to mature within two years. For each of the periods presented, we sold no investment prior to its maturity date. We use the specific identification method in determining cost on these investments.

3. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Goodwill

	As of

	Dec. 28, 2002	March 31, 2002	Dec. 29, 2001

Goodwill United States	$31,532	$31,041	$2,120
Goodwill United Kingdom	5,537	5,052	5,136
Goodwill Australia	1,470	1,351	1,377

Total Goodwill	$38,539	$37,444	$8,633

Goodwill increased by a net of approximately $1.1 million for the nine months ended December 28, 2002 as a result of the purchase price adjustment relating to the acquisition of Publishers Group West, Incorporated (“PGW”), which we acquired in January 2002, and foreign exchange rate fluctuations. Goodwill increased by a net of approximately $28.8 million from December 29, 2001 to March 31, 2002 as a result of the acquisition of PGW, amortization expense and foreign exchange rate fluctuations.

Property and Equipment, Net

A summary of property and equipment is as follows (in thousands):

	As of

	Dec. 28, 2002	March 31, 2002	Dec. 29, 2001

Computer equipment and software	$27,698	$9,523	$9,291
Warehouse equipment	11,805	11,625	10,550
Office furniture	6,751	4,936	4,110
Leasehold improvements	4,569	5,869	4,795

	50,823	31,953	28,746
Less accumulated depreciation and amortization	(19,657)	(16,001)	(14,953)

	31,166	15,952	13,793
Assets not yet placed in service	1,883	15,031	12,557

Property and equipment, net	$33,049	$30,983	$26,350

We account for our internal-use software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, internal employee payroll and payroll-related costs.

Assets not yet placed in service consist primarily of computer hardware and software related to the ongoing enhancement of our management information systems. The cumulative balance in assets not yet placed in service relating to the ongoing enhancement of our management information systems amounted to approximately $1.8 million, $14.4 million and $12.6 million at December 28, 2002, March 31, 2002 and December 29, 2001, respectively. Significant components of these systems were placed in service during the second quarter of Fiscal 2003 and the related costs that have accumulated are being depreciated on a straight-line basis over a seven-year period, the expected life of the assets.

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

3. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Investments in Affiliates

From time to time we make strategic investments intended to promote our worldwide business, which primarily consists of buying and selling books. We use the equity method to account for investments in entities in which we hold a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. We regularly monitor and evaluate the realizable value of our investments. If events or circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we will record a charge to Equity in Net Income of Affiliates. Our investments in affiliates are included as part of Other Assets in the accompanying Condensed Consolidated Balance Sheets. Consistent with our policy regarding international subsidiaries, we include our portion of the investment’s operating results in our Condensed Consolidated Statements of Income one month in arrears.

In June 2001, we acquired a 25% equity interest in The Templar Company, PLC (“Templar”) for approximately $1.4 million. Located in the United Kingdom, Templar is a designer of children’s books that incorporate sophisticated pop-up pictures using high quality art, including the award-winning Maurice Pledger wildlife series. Templar markets its products on a worldwide basis.

In September 1999, we acquired a 25% equity interest in Raincoast Book Distribution, Limited (“Raincoast Books”), a leading Canadian book distributor, for approximately $0.9 million. Headquartered in Vancouver, British Columbia, Raincoast Books has the exclusive distribution rights for approximately 40 publishers in Canada. In addition, Raincoast Books publishes a wide variety of books through its own proprietary imprint label.

During the three and nine months ended December 28, 2002, we recognized approximately $34,000 of expense and $0.5 million of income, respectively, related to the change in fair value on stock appreciation rights issued in connection with certain acquisitions. This amount was included with Interest Expense and Other in the Condensed Consolidated Statements of Income. The liability for stock appreciation rights is included with Accrued Liabilities in our accompanying Condensed Consolidated Balance Sheets.

Lines of Credit

On December 17, 2002, our existing unsecured $12.0 million line of credit and secured $33.0 million line of credit were retired in full and replaced by a $45.0 million secured revolving line of credit that matures on December 31, 2005. Borrowings under this revolving line of credit bear interest at the bank’s prime rate or LIBOR plus 1.5% to 2.0%, determined by our ratio of senior debt to EBITDA. The interest rate on borrowings under our lines of credit at December 28, 2002 and March 31, 2002 was 3.3% and 3.4%, respectively. We are required to pay an unused loan fee of 0.25% on any unused portions of the revolving line of credit.

The revolving line of credit agreement contains certain covenants that require the maintenance of certain financial ratios on a quarterly and annual basis. The key ratios include tangible net worth, senior debt to EBITDA, leverage and current ratios. Borrowings under this revolving line of credit agreement are collateralized by our accounts receivable balances and may not exceed 80% of the eligible accounts receivable. We had outstanding borrowings of $12.0 million at December 28, 2002 under the revolving line of credit. As of February 7, 2003, our borrowings total approximately $35.0 million under the revolving line of credit.

3. COMPONENTS OF CERTAIN BALANCE SHEET CAPTIONS (continued)

Equity Transactions

On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in the open market or private transactions, from time to time, based upon existing market conditions, shares of our Common Stock not to exceed 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved an increase in the repurchase program of 525,000 shares. On July 27, 2000, our Board of Directors approved an additional 525,000-share increase in the repurchase program and on May 25, 2001, our Board of Directors approved an additional 350,000-share increase in our stock repurchase program. The total shares authorized for buyback under the plan amount to 1,850,000. In the second quarter of Fiscal 2003, we repurchased a total of 363,100 shares with an average market price of approximately $14.52, bringing our total repurchased shares under the plan to approximately 1,675,000 with an average market price of approximately $11.54. No shares were repurchased during the third quarter of Fiscal 2003. In February 2003, our Board of Directors authorized the repurchase of up to an additional 325,000 shares of our common stock in open market transactions or otherwise from time to time, based on then-existing conditions. This brings the total amount of authorized shares of common stock available for repurchase to approximately 500,000 shares. The repurchase program has no expiration date.

We recognize deferred compensation for certain stock options granted under our Stock Option Plan. The compensation is being amortized over the vesting period of the options. In each of the three and nine months ended December 28, 2002 and December 29, 2001, we expensed approximately $55,000 and $166,000, respectively. The net balance of the remaining deferred compensation amounted to approximately $0.4 million, $0.6 million and $0.7 million at December 28, 2002, March 31, 2002 and December 29, 2001, respectively, and has been recorded as a separate component of Stockholders’ Equity in the accompanying Condensed Consolidated Balance Sheets.

4. ACQUISITIONS

H.I. MARKETING LIMITED and CUTSOUND LIMITED

On December 6, 2002, our subsidiary, Advanced Marketing (Europe), Limited, acquired all of the outstanding capital stock of two British book distributors, H.I. Marketing Limited (“H.I. Marketing”) and Cutsound Limited (“Cutsound”), for cash consideration of $1.9 million and $1.5 million, respectively, subject to customary post-closing adjustments. H.I. Marketing sells books in the United Kingdom on behalf of approximately 20 U.S. and U.K. publishers and is currently the U.K. marketing representative for PGW. Cutsound sells books in the U.K. to traditional and non-traditional book markets for more than 100 small to medium-sized publishers of primarily alternative books in the Health and Lifestyle category. As our international subsidiaries’ activities are recorded one month in arrears and the effects of these acquisitions are immaterial, these acquisitions are not reflected in our financial statements as of December 28, 2002.

4. ACQUISITIONS (continued)

PUBLISHERS GROUP WEST

On January 31, 2002, we acquired all of the outstanding capital stock of PGW, located in Berkeley, California, for cash consideration of approximately $38.7 million. The acquisition of PGW was designed to further expand our higher-margin contract distribution business consistent with our strategic plan. The transaction was structured as a merger of Nautilus Merger Sub, Inc., our wholly owned subsidiary, with and into Publishers Group Incorporated (“PGI”). PGW is a wholly owned subsidiary of PGI. The acquisition was accounted for using the purchase method of accounting with approximately $25.0 million of the purchase price provided under borrowings from bank lines of credit.

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

The total amount of goodwill capitalized in connection with this acquisition amounted to approximately $29.4 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill has an indefinite life and is not amortized. Goodwill related to this acquisition will also not be amortized for income tax purposes. Additionally, in connection with the acquisition, we acquired $3.4 million in other intangible assets, consisting of a publisher’s list and a trade name, which will be amortized over their estimated useful lives, determined to be 20 years. Intangible assets amounted to approximately $3.2 million and $3.3 million, net of accumulated amortization of approximately $154,000 and $28,000, at December 28, 2002 and March 31, 2002, respectively. At December 29, 2001, we did not have any intangible assets.

VALUATION OF GOODWILL

Under SFAS No. 142, we are required to test all existing goodwill for impairment on a “reporting unit” basis. A reporting unit is an operating segment or one level below an operating segment (the “component” level), where discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. Our reporting units are defined as our geographic regions. We completed our initial impairment test for goodwill during the quarter ended September 28, 2002. This test confirmed that the fair value of the net assets of each of our reporting units was equal to or greater than the carrying value and, accordingly, no goodwill impairment loss existed at the date of adoption of SFAS No. 142, which was April 1, 2002.

5. RELATED PARTY TRANSACTIONS

Our affiliate, Raincoast, purchased the Canadian distribution business of PGW for $0.7 million in a transaction that occurred simultaneously with our purchase of PGW in January 2002 (See Note 4). The $0.7 million purchase price was paid $0.1 million at closing with the $0.6 million balance represented by unsecured promissory notes payable over five years at a market interest rate.

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

The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2002	2001	2002	2001

Net Income	$8,755	$13,270	$15,593	$20,070

Weighted Average Common Shares Outstanding	19,004	19,130	19,133	19,098
Basic Earnings Per Share	$0.46	$0.69	$0.81	$1.05

Weighted Average Common Shares Outstanding	19,004	19,130	19,133	19,098
Dilutive Common Stock Options	620	757	702	753

Total Diluted Weighted Average Common Shares Outstanding	19,624	19,887	19,835	19,851

Diluted Earnings Per Share	$0.45	$0.67	$0.79	$1.01

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during each period, such as stock options.

7. COMMITMENTS AND CONTINGENCIES

Operating leases

We lease facilities and certain equipment under non-cancelable operating leases. Rent expense for the three months ended December 28, 2002 and December 29, 2001 amounted to approximately $2.2 million and $2.0 million, respectively. For the nine months ended December 28, 2002 and December 29, 2001, rent expense amounted to approximately $6.7 million and $5.6 million, respectively. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

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

For the purposes of analyzing and understanding the financial statements, our continuing operations have been classified according to the geographic regions in which we operate. Net sales by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2002	2001	2002	2001

United States	$267,853	$245,195	$645,852	$528,860
United Kingdom	22,249	18,849	48,666	40,889
Mexico	1,928	1,780	5,484	5,321
Australia	2,683	1,228	5,575	3,163
Singapore	120	53	316	53

	$294,833	$267,105	$705,893	$578,286

Net identifiable assets of our operations in different geographic regions are as follows (in thousands):

	As of

	Dec. 28,	March 31,	Dec. 29,
	2002	2002	2001

United States	$432,016	$367,187	$339,281
United Kingdom	40,217	25,437	31,708
Mexico	5,440	4,760	4,542
Australia	7,019	5,165	5,513
Singapore	697	303	161

	$485,389	$402,852	$381,205

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value test. We adopted this statement effective April 1, 2002 and ceased amortization of goodwill at that date. We completed our initial impairment test for goodwill during the quarter ended September 28, 2002. This test confirmed that the fair value of the net assets of each of our reporting units was equal to or greater than the carrying value and, accordingly, no goodwill impairment loss existed at the date of adoption of SFAS No. 142, which was April 1, 2002. Under SFAS No. 142, we will test goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired. Goodwill amortization expense for the three and nine months ended December 29, 2001 amounted to approximately $109,000 and $315,000, respectively. The effect of excluding such goodwill amortization from the three and nine months ended December 29, 2001 would have increased our basic and diluted earnings per share by $0.01 and $0.02, respectively.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is an interpretation of FASB Statements Nos. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We plan to adopt the additional disclosure provisions of SFAS No. 148 in the fourth quarter of Fiscal 2003.

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

This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report on Form 10-Q for the periods ended December 28, 2002 and December 29, 2001, as well as the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

OVERVIEW

We provide global customized services to book retailers and publishers. We are a leading wholesaler of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include: bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children’s books; and Spanish-language books. In addition, to a lesser extent, we sell pre-recorded audiocassettes (books on tape). In conjunction with our product sales, we provide product selection advice, vendor managed inventory (“VMI”) services, specialized merchandising and product development services, and logistical and handling services to membership warehouse clubs and other retailers operating in the United States of America, Canada, Mexico, the United Kingdom, Australia, Singapore and certain other Pacific Rim countries. With our Fiscal 2002 acquisition of PGW, we are the largest independent contract distributor for small-to-medium size publishers in North America. We also engage in proprietary publishing, domestically and internationally, over a wide spectrum of book categories. These titles are sold both to our wholesale customers and to retail accounts with whom we may have no wholesale relationship. While these books carry the potential for increased margin, they also carry the risk of increased markdown expense, as they are owned by us, and, unlike most wholesale purchases, they cannot be returned for credit.

A. CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature subject to a degree of uncertainty. Accordingly, actual results could differ from estimates made.

Accounts Receivable Allowances

Consistent with industry practice, a significant portion of our sales are made to customers with the right of return. The level of actual returns can be influenced by many factors, including the quality of the title selection, the strength and availability of the titles, as well as volatility of the ultimate sell-through in the retail marketplace. In recording adjustments to sales for estimated returns, we consider these factors as well as historical return patterns of the titles, reports of the quantities of titles at our customer locations from our VMI system, and industry trends. Actual product returns may differ from our estimates. We have provided allowances of $8.1 million as of December 28, 2002, $6.5 million as of March 31, 2002, and $4.3 million as of December 29, 2001 for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions.

We record allowances for doubtful accounts for estimated losses resulting from our customers’ inability to pay amounts owed. If the financial condition of one or more of our customers were to deteriorate, we could be required to record additional allowances or write-off all or a portion of the amounts due us. We have provided allowances for uncollectible trade accounts receivable of $2.5 million as of December 28, 2002, $2.7 million as of March 31, 2002, and $2.8 million December 29, 2001.

Inventories

Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audiocassettes purchased for resale. Inventories are stated at the lower of cost (first-in, first-out) or market value. A majority of our inventories carry the right of return to publishers. For the portion of our inventories that do not have the right of return, we provide, based upon historical results and our evaluation of current conditions, an allowance for the estimated markdown of inventories. Our allowance for the markdown of inventories amounted to approximately $7.7 million as of December 28, 2002, $6.7 million as of March 31, 2002, and $6.9 million as of December 29, 2001. Most of our contract distribution activities involve inventory that is held on consignment.

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

A. CRITICAL ACCOUNTING POLICIES (continued)

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

We recognize revenue from our contract distribution activities on a gross basis, in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” This statement provides reporting standards for revenue and costs of sales depending on a number of factors or characteristics. The characteristics indicative of gross revenue reporting include whether a company is the primary obligor, has latitude in establishing price, can determine product specification and has credit and physical loss inventory risk.

B. RESULTS OF OPERATIONS
Three months ended December 28, 2002 and December 29, 2001:

Net income decreased $4.5 million to $8.8 million, or $0.45 per diluted share, for the three months ended December 28, 2002 from $13.3 million, or $0.67 per diluted share, for the same period of Fiscal 2002. The decrease in net income was attributable to weak domestic wholesale sales and increased costs, which include temporary elevated labor and freight costs associated with the ongoing implementation of two new computing systems necessary for the growth of our business and to maintain service levels to customers affected by those systems implementations.

Net sales increased $27.7 million to $294.8 million for the three months ended December 28, 2002, from $267.1 million for the same period of Fiscal 2002. Net sales reflect the invoiced amounts of products shipped and related fulfillment services provided, less allowance for estimated returns, actual returns and discounts. The 10.4% increase in net sales was attributable to the following factors: $31.4 million from the inclusion of the operations of PGW, which was not part of the same quarter of the prior fiscal year; $5.9 million of advertising revenue as part of our co-operative advertising programs; $5.1 million related to an increase in net sales at our international subsidiaries, primarily in the U.K.; offset by $14.7 million of decreased shipments to our domestic wholesale customers as a result of a particularly weak holiday selling season.

Our return rate from customers increased 8.0 percentage points to 24.0% for the three months ended December 28, 2002 from 16.0% for the same period of Fiscal 2002. The increase was primarily due to the softer sales environment during the period. Consistent with historical practice, returns reserves have been established based on management’s best estimate of expected future product returns. These return reserves are included in the noted return rates.

Gross profit increased $7.7 million to $51.4 million for the three months ended December 28, 2002 from $43.7 million for the same period of Fiscal 2002. Gross profit as a percentage of net sales increased to 17.4% during the third quarter of Fiscal 2003 from 16.4% during the same period in the prior fiscal year. Gross profit as a percent of sales increased primarily due to the inclusion of PGW and the international subsidiaries that have historically carried higher margins.

Distribution and administrative expenses increased $14.8 million to $37.2 million for the three months ended December 28, 2002 from $22.4 million for the same period of Fiscal 2002. As a percentage of net sales, these expenses increased to 12.6% from 8.4% in the same period of the prior fiscal year, a 4.2 percentage point increase. This increase was primarily a result of the inclusion of PGW’s distribution and administrative expenses, that are higher as a percentage of sales than historical AMS levels, and temporary elevated labor and freight costs associated with our systems implementations, temporary elevated systems support costs, and depreciation expense related to our new systems and an increase in volume of small order processing.

Interest income decreased $0.1 million to $0.2 million for the three months ended December 28, 2002 from $0.3 million for the same period of Fiscal 2002 due to lower cash and investment balances as a result of the purchase of PGW and capital investments in our infrastructure.

Interest expense and other increased $0.1 million to $0.3 million for the three months ended December 28, 2002 from $0.2 million for the same period of Fiscal 2002, primarily due to interest expense related to borrowings under our lines of credit.

The provision for income taxes decreased $2.9 million to $5.7 million for the three months ended December 28, 2002 from $8.6 million for the same period of Fiscal 2002. The decrease is primarily due to the decrease in our pre-tax income as compared to the same period or the prior fiscal year, with a constant effective tax rate of 39.3% for both periods.

B. RESULTS OF OPERATIONS (continued)
Nine months ended December 28, 2002 and December 29, 2001:

Net income decreased $4.5 million to $15.6 million, or $0.79 per diluted share, for the nine months ended December 28, 2002, from $20.1 million, or $1.01 per diluted share, for the same period of Fiscal 2002. The decrease in net income was attributable to weak domestic wholesale sales and increased costs, which include temporary elevated labor and freight costs associated with the ongoing implementation of two new computing systems necessary for the growth of our business and to maintain service levels to customers affected by those systems implementations.

Net sales increased $127.6 million to $705.9 million for the nine months ended December 28, 2002 from $578.3 million for the same period of Fiscal 2002. Net sales reflect the invoiced amounts of products shipped and related fulfillment services provided, less allowance for estimated returns, actual returns and discounts. The 22.1% increase in net sales can be attributed to the following factors: $92.7 million as a result of net sales contributed by PGW, which was not part of the same period of the prior fiscal year; $15.8 million related to advertising revenue as part of our co-operative advertising programs; $10.3 million related to an increase in net sales at our international subsidiaries, primarily in the U.K.; and $8.8 million related to increased shipments to our domestic wholesale customers.

Our return rate from customers increased 3.0 percentage points to 23.0% for the nine months ended December 28, 2002 from 20.0% for the same period of Fiscal 2002. The increase was primarily due to the softer sales environment during the third quarter of Fiscal 2003 and the impact of PGW’s high return rate, which has historically been higher than the return rate of our wholesale activities. Consistent with historical practice, returns reserves have been established based on management’s best estimate of expected future product returns. These return reserves are included in the noted return rates.

Gross profit increased $26.9 million to $117.2 million for the nine months ended December 28, 2002, from $90.3 million for the same period of Fiscal 2002. Gross profit as a percentage of net sales increased to 16.6% in the first nine months of Fiscal 2003 from 15.6% during the same period in Fiscal 2002. Gross profit as a percent of sales increased primarily due to the inclusion of PGW, increases from international subsidiaries that have historically carried higher margins and a stronger overall margin mix for domestic AMS sales.

Distribution and administrative expenses increased $34.0 million to $92.4 million for the nine months ended December 28, 2002 from $58.4 million for the same period of Fiscal 2002. As a percentage of net sales, these expenses increased to 13.1% from 10.1% in the same period of the prior fiscal year, a 3.0 percentage point increase. This increase was primarily a result of the inclusion of PGW’s distribution and administrative expenses, that are higher as a percentage of sales than historical AMS levels, temporary elevated labor and freight costs associated with our systems implementation, temporary elevated systems support costs, and depreciation expense related to our new systems and an increase in volume of small order processing.

Interest income decreased $0.5 million to $0.6 million for the nine months ended December 28, 2002 from $1.1 million for the same period of Fiscal 2002 due to lower cash and investment balances as a result of the purchase of PGW and capital investments in our infrastructure, as well as lower investment yields.

Interest expense and other decreased to approximately $56,000 for the nine months ended December 28, 2002 from $0.2 million for the same period of Fiscal 2002. This decrease was primarily a result of a favorable change in the fair value of stock appreciation rights issued in connection with certain acquisitions of approximately $0.4 million offset by approximately $0.5 million of interest expense related to borrowings under our lines of credit.

The provision for income taxes decreased $2.9 million to $10.1 million for the nine months ended December 28, 2002 from $13.0 million for the same period in Fiscal 2002. The decrease is primarily due to the decrease in our pre-tax income as compared to the same period of the prior fiscal year, with a constant effective tax rate of 39.3% for both periods.

B. RESULTS OF OPERATIONS (continued)

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

C. LIQUIDITY AND SOURCES OF CAPITAL

As of December 28, 2002, we had $13.1 million in cash and cash equivalents, compared to $28.3 million at December 29, 2001. The decrease in cash and cash equivalents is primarily due to the funding of our PGW acquisition and investments in our corporate infrastructure.

Cash provided by our operating activities amounted to $11.6 million for the nine months ended December 28, 2002, compared to $12.8 million for the same period in Fiscal 2002. The decrease in cash provided by operating activities primarily relates to the decrease in net income for the nine months ended December 28, 2002 as compared to the same period of Fiscal 2002, offset by the net changes in our working capital components, whose primary changes include accounts payable, accounts receivable and inventories.

Our accounts receivable balance increased $25.7 million during the nine months ended December 28, 2002, as compared to an increase of $52.9 million for the same period in Fiscal 2002. The $25.7 million increase was driven by the overall growth and seasonality in sales of our wholesale and international activities. The decrease in the change in accounts receivable for the nine months ended December 28, 2002 as compared to the same period in Fiscal 2002 was primarily due to a very weak holiday sales season. The primary reason for the $52.9 million increase in accounts receivable for the nine months ended December 29, 2001 was strong December 2001 sales.

Inventory levels at December 28, 2002 were $192.3 million, an increase of $69.4 million from inventory levels at March 31, 2002. The $69.4 million increase was primarily due to increases in inventory levels to meet anticipated seasonal customer demand, which was not realized; backlog at our distribution centers as a result of higher customer returns, increased small order processing volume, and inefficiencies connected with our systems implementations; offset by an increase in markdown reserve on goods purchased on a non-returnable basis. Inventory turns decreased to 4.4 times during the third quarter of Fiscal 2003 as compared to 5.7 times in the same quarter of Fiscal 2002. For the quarter ended December 28, 2002, the inventory turn was calculated using cost of goods sold from operations excluding cost of goods sold relating to PGW for comparability. PGW holds inventory on consignment, resulting in improved inventory turnover for the Company. The increase in inventories was primarily funded by a corresponding increase in accounts payable of $76.6 million. Inventory levels at February 10, 2003 amounted to approximately $166.6 million.

C. LIQUIDITY AND SOURCES OF CAPITAL (continued)

Inventory levels at December 29, 2001 were $136.6 million, an increase of $16.0 million from March 31, 2001. This increase was primarily due to increases in inventory levels in the nine month period to meet anticipated seasonal customer demand, offset by a small decrease in inventory reserves over the same period a year ago, which was the result of our continuing improvement in selling through slow-moving books and improved buying decisions on non-returnable inventory purchases.

Net cash used in investing activities during the nine months ended December 28, 2002 amounted to $2.3 million, of which $6.8 million was used to fund capital investments related to our efforts to upgrade our management information systems and other investments in capital and $1.5 million of purchases of investments which was offset by $6.0 million related to the sale of investments. For the nine months ended December 29, 2001, investing activities used $13.8 million, of which $11.5 million was used to upgrade our management information systems, $5.5 million in purchases of investments offset by $4.6 million related to the sale of investments and $1.4 million that was used to acquire an equity interest in Templar as part of our strategic plan to grow in diversified higher margin global businesses.

Financing activities used net cash of $17.6 million for the nine months ended December 28, 2002, primarily from the repayment of $13.0 million on our lines of credit and $5.3 million in purchases of treasury stock offset by $0.6 million in proceeds from the exercise of stock options. For the nine months ended December 29, 2001, financing activities provided net cash of $0.4 million, primarily from the $1.4 million in proceeds from the exercise of stock options offset by $1.0 million in purchases of treasury stock.

We have initiated a strategic growth plan designed to capitalize upon our core competency of book wholesaling that is intended to allow us to grow our business into activities that have historically had higher margins and diversify our customer base. This strategic plan requires us to upgrade and realign our existing facility capacity and management information systems, which we intend to fund through current cash reserves, borrowings against our existing lines of credit, and anticipated cash flows from future operations.

We lease facilities and some equipment under non-cancelable operating leases. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

On December 17, 2002, our existing unsecured $12.0 million line of credit and secured $33.0 million line of credit were retired in full and replaced by a $45.0 million secured revolving line of credit that matures on December 31, 2005. Borrowings under this revolving line of credit bear interest at the bank’s prime rate or LIBOR plus 1.5% to 2.0%, determined by our ratio of senior debt to EBITDA. The interest rate on borrowings under our lines of credit at December 28, 2002 and March 31, 2002 was 3.3% and 3.4%, respectively. We are required to pay an unused loan fee of 0.25% on any unused portions of the revolving line of credit.

The revolving line of credit agreement contains certain covenants that require the maintenance of certain financial ratios on a quarterly and annual basis. The key ratios include tangible net worth, senior debt to EBITDA, leverage and current ratios. Borrowings under this revolving line of credit agreement are collateralized by our accounts receivable balances and may not exceed 80% of the eligible accounts receivable. We had outstanding borrowings of $12.0 million at December 28, 2002 under the revolving line of credit. As of February 7, 2003, our borrowings total approximately $35.0 million under the revolving line of credit.

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

We wish to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the VMI program, changes in technology affecting the book publishing, wholesaling and distribution business, currency and other risks related to foreign operations, expansion plans, the management of our growth, systems implementations, the results of financing efforts, and other factors discussed in our other filings with the Securities and Exchange Commission. Such factors could affect our actual results during Fiscal 2003 and beyond and cause such results to differ materially from those expressed in any forward-looking statement. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

We have been subject to relatively low prevailing inflation rates in all countries in which we operate, which generally enter into transactions denominated in their respective functional currencies in recent years. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso, and the Australian, Canadian and Singapore dollar. Our primary foreign currency exposure arises from foreign denominated revenues and expenses translated into U.S. dollars. We have generally been able to adjust our selling prices in all countries in which we operate to offset increased costs of merchandise, and we expect to be able to continue to do so in the foreseeable future. We generally view as long term our investments in our wholly owned foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, we do not utilize any hedging transactions against these net investments. We believe that the risk associated with our foreign currency exposure is not material on a consolidated basis.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

(a)     Exhibits

EXHIBIT NO.

10.1	Revolving Credit Agreement, dated as of December 17, 2002, between Advanced Marketing Services, Inc. and California Bank & Trust, Bank of the West, and Union Bank of California, N.A.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Report on Form 8-K – Form 8-K filed September 10, 2002 – Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED MARKETING SERVICES, INC. Registrant

February 11, 2003	By:	/s/ Michael M. Nicita
Date	Michael M. Nicita Chief Executive Officer and Director (principal executive officer)

February 11, 2003	By:	/s/ Edward J. Leonard
Date	Edward J. Leonard Executive Vice President and Chief Financial Officer and Secretary (principal financial and accounting officer)

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

Date:	February 11, 2003	/s/ Michael M. Nicita Name: Michael M. Nicita Title: President and Chief Executive Officer

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

Date: February 11, 2003	/s/ Edward J. Leonard Name: Edward J. Leonard Title: Executive Vice President, Chief Financial Officer and Secretary