Form 10-K
period 2003-03-31
ADVANCED MARKETING SERVICES INC
filed 2003-06-30
CIK 814580

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2003

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

                  Registrant's telephone number: (858) 457-2500

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
                                 Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant as of September 28, 2002 was approximately $206,346,000.

     The number of shares of the Registrant's Common Stock outstanding as of June 1, 2003 was approximately 19,054,000, excluding treasury shares of approximately 4,097,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its August 14, 2003 Annual Meeting of Stockholders (to be filed on or about July 14, 2003) are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1 -- BUSINESS

Forward Looking Statements

     This Annual Report contains statements that are "forward-looking" and involve a high degree of risk and uncertainty. Words such as "anticipate," "believe," "estimate," "forecast," "intend," "may," "plan," "project," "predict," "should" and "will" and similar expressions as they relate to Advanced Marketing Services, Inc. are intended to identify such forward-looking statements. These include statements related to our plans for future business development activities, and our estimates regarding market sizes and opportunities, as well as our future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements. Risks and uncertainties and the occurrence of other events could cause actual events or results to differ materially from these predictions. Factors that might cause such a difference include, but are not limited to, those discussed below and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These risk factors should be considered carefully in evaluating us and our business. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update these forward-looking statements.

     We use market data and industry forecasts throughout this report. We have obtained this information from internal surveys, market research, publicly available information, and industry publications. Industry publications generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Similarly, we believe that the surveys and market research we or others have performed are reliable, but we have not independently verified this information. We do not represent that any such information is accurate.

GENERAL

     Advanced Marketing Services, Inc. ("AMS," "we," "our," "us"), provides global customized services to book retailers and publishers. We are a leading wholesaler of general interest books to the membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. General interest books include bestsellers; basic reference books, including computer and medical books; books regarding business and management; cookbooks; gift books, including art and coffee table books; calendars; travel books; regional books; mass market paperbacks; children's books; and Spanish-language books. In addition, to a lesser extent, we sell pre-recorded audiocassettes (books on tape). In conjunction with our product sales, we provide product selection advice, vendor managed inventory ("VMI") services, specialized merchandising and product development services, promotion and advertising, and logistical and handling services to membership warehouse clubs and other retailers operating in the United States of America ("U.S."), Canada, Mexico, the United Kingdom ("U.K."), Australia, Singapore and certain other Pacific Rim countries. We are also the largest independent contract distributor for small to medium-sized publishers in North America, providing a full range of sales, fulfillment and collection services.

     Due to the continuous introduction of new titles by the book publishing industry, we provide weekly recommendations, tailored to each customer's marketing priorities, with respect to the new titles to be sold in our customers' book departments. These recommendations are selected by our buyers from among the over 1,000,000 titles in print and over 150,000 new books published each year. We also create unique products and develop specially packaged book and book-related products for sale to our customers. We support our customers' inventories by maintaining back-up inventory in our distribution centers for prompt delivery as needed to customer locations. We maintain five domestic regional distribution centers to ensure timely delivery to our customers, enhance our customers' inventory turnover rates and reduce our customers' handling and holding costs. See "Properties."

     We provide wholesale services to a major warehouse club customer and others in the U.K. and continue to expand our clientele to specialty retailers. Also in the U.K., through our equity interest in The Templar Company, PLC ("Templar"), we design and market children's books that incorporate sophisticated pop-up pictures using high-quality art, including the award-winning Maurice Pledger wildlife series. In Mexico, we wholesale products to a variety of retailers, including warehouse clubs, hypermarkets, discount department stores and other specialty retailers. In addition to providing traditional book distribution services to independent bookstores, chain bookstores and department store book departments, our Australian subsidiary provides contract warehousing and direct to consumer capabilities for publishers. We also have a facility in Singapore that replicates our distribution capabilities in Australia to customers in South Asia and independent contract distribution representatives in North Asia. In Canada, through our equity interest in Raincoast Book Distribution, Limited ("Raincoast Books"), we have enhanced our coverage of North America and expanded our distribution network. See "International Business." We published over 400 titles in Fiscal 2003 through our in-house publishing arm, Advantage Publishers Group ("APG"), which manages our Thunder Bay, Laurel Glen, Silver Dolphin and Portable Press imprints.

     We were incorporated in 1982 in California and were reincorporated in Delaware in June 1987. Our executive offices are located at 5880 Oberlin Drive, San Diego, California 92121; telephone (858) 457-2500.

RECENT DEVELOPMENTS

     On December 6, 2002, our subsidiary, Advanced Marketing (Europe) Limited, acquired all of the outstanding capital stock of two British book distributors, H.I. Marketing Limited ("H.I. Marketing") and Cutsound Limited ("Cutsound"), which does business as Airlift Book Company, for cash consideration of approximately $1.9 million and $1.5 million, respectively. H.I. Marketing sells books in the U.K. on behalf of approximately 20 U.S. and U.K. publishers and is currently the U.K. marketing representative for our subsidiary, Publishers Group West, Inc. ("PGW"). Cutsound sells books in the U.K. to traditional and non-traditional book markets for more than 125 small to medium-sized publishers of primarily alternative books in the health and lifestyle category.

     On March 26, 2003, our subsidiary, Advanced Marketing (Europe) Limited, received notice from Safeway Stores Plc. ("Safeway"), the sole customer of our subsidiary, Aspen Marketing Communications Limited ("Aspen"), of its intent to terminate Aspen's contract for the supply of books and maps to Safeway as of June 26, 2003. We have included in our financial statements approximately $0.8 million related to the write-off of impaired goodwill specifically identifiable to Aspen, which we acquired in August 2000.

MEMBERSHIP WAREHOUSE CLUB INDUSTRY

     Our customers include for-profit membership warehouse clubs that sell a broad range of primarily brand-name merchandise at or near wholesale prices. Membership warehouse clubs are able to provide their individual and business members, who commonly pay annual membership fees, substantial cost savings on high-quality merchandise through the efficiencies of warehouse-type facilities and a no-frills, self-service operation policy. Membership warehouse club locations typically have more than 130,000 square feet of floor space and offer a limited selection of brand-name products in a wide range of merchandise categories. This merchandising approach was introduced in Southern California in 1976. Since then, the membership warehouse club industry has experienced significant growth, with sales we estimate to be approximately $79.0 billion in 2003.

     The following table summarizes our penetration of the warehouse club industry in the U.S. and Canada:

                           Number of Locations Served
                           Membership Warehouse Clubs
                     United States of America and Canada (1)

                         Total Number of     Locations
                            Locations        Served by
Year Ended March 31           Served            AMS
-------------------      ---------------     ---------
1999 ................           832             822
2000 ................           873(2)          810
2001 ................           914(2)          851
2002 ................           976(3)          919
2003 ................          1023(4)          962

------------
(1) Only U.S. membership warehouse club locations to which we shipped more than $50,000 per year are included as locations served in the above table.

(2) 63 Canadian locations were serviced by Raincoast Books. See "International Business."
(3) 57 Canadian locations were serviced by Raincoast Books. See "International Business."
(4) 61 Canadian locations were serviced by Raincoast Books. See "International Business."

     We also serve 77 warehouse club locations in Mexico, 15 in the U.K. and ship a limited amount of product to 13 warehouse club locations in various Pacific Rim countries. See "International Business." The number of locations served is not necessarily indicative of our total sales volume to the warehouse club industry as the volume of our shipments to a location may vary from year to year based on competitive and other factors.

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

     Notwithstanding the appeal of books as a product line, most membership warehouse clubs are not able to apply their standard product purchasing and handling procedures to their book departments. Typically, a membership warehouse club purchases a limited selection of each product category directly from manufacturers who ship to their retail locations. In contrast, in order to be able to offer even a limited selection of books, typically 150 to 350 stock keeping units ("SKUs") at any one time, a membership warehouse club would be required to devote considerable time and resources to selecting from among over 1,000,000 titles in print and over 150,000 new books published each year by thousands of publishing houses. The membership warehouse club also would incur high freight and handling costs to receive deliveries from, and make returns to, the numerous vendors of such books. Thus, the unique nature of books has led many membership warehouse clubs to rely on wholesalers for a major portion of their book purchases. See "Risk Factors."

RETAILERS

     Our customers include superstore and retail chain bookstores in the U.S., which offer their customers a vast assortment of books at value pricing. Our customers sell our products at over a thousand retail locations and on the Internet. Retail locations range from 4,000 to 25,000 square feet and carry a range of 18,000 to over 100,000 titles. We now manage the Border's Group, Inc. ("Borders") and Waldenbooks customized mass-market paperback book programs at over 1,200 locations in the U.S.

INDEPENDENT CONTRACT DISTRIBUTION

     We provide a full range of global distribution services to publishers under exclusive contractual arrangements. Distribution services include editorial consultation, sales to multiple channels of the book market, marketing and publicity, customer service, warehousing and distribution, billing and collections, and sales and inventory reporting. We represent and sell our publishers' books and related products to a wide variety of retail and wholesale trade accounts, including major national chains, wholesalers, local bookstores and certain gift, gourmet and special sales accounts. With our broad array of books and related products, we are able to place important titles in most genres of the book trade. We compete to sell our products throughout the global book market.

OTHER CUSTOMERS

     We supply an assortment of primarily business and computer titles to certain companies in the office product and computer superstore markets. We also serve a variety of other specialty retailers in the children's education discount retail and book businesses. We are continuing to develop relationships with Internet book retailers and provide product on a limited basis to several Internet book retailers.

     For many of these customers, we design and recommend media programs to satisfy the unique marketing priorities of each retailer. By constantly updating titles offered, we make it possible for our customers to offer a targeted selection of books and media products without having to develop media merchandising expertise within their own organizations.

PRODUCT SELECTION SERVICES AND PURCHASING PRACTICES

     Our warehouse club customers generally compete in the retail trade book market by offering a limited selection of books (typically 150 to 350 SKUs compared to 10,000 to 100,000 titles at national bookstore chains and book superstores) at prices, which are generally 30% to 45% lower than cover price. We provide our specialty retail customers with book programs that range from as few as 50 titles to programs of several thousand titles. Through our contract distribution business, we represent over 15,000 active titles to the book trade and certain non-trade markets. We believe that one of our principal strengths is our ability to select books that will be successful in each customer's selling environment, which is a function of various factors such as customer base, regional characteristics and marketing priorities. This service is important because many of the books we offer have relatively limited sales lives (typically a few weeks to a few months, although the average book life is approximately eight weeks) due to the relatively rapid introduction of new books to replace titles for which demand has decreased. Therefore, customers rely on our expertise and experience to recommend new titles to be added to their book departments.

     Our book selection process depends on close working relationships between our general merchandise managers and our major vendors. The process of selecting books generally begins when a publisher's representative submits pre-publication book summaries to our general merchandise managers. A general merchandise manager evaluates each book on the basis of such factors as subject matter and author, suitability for the customers' selling environments, visual appeal, the extent of the publisher's promotion and advertising support, and the estimated number of copies to be printed. We have developed a proprietary software system, called "ED-Eyes," that allows our retail customers and publishers to view, on their desktops, historic statistical information as well as forecasts, to assist in the product selection and product tracking processes. Because we are a major customer of many of our vendors, and, for our independent contract distribution, we have exclusive contracts with our publishers, our vendors often consult with us during pre-publication planning, allowing us to influence the design and packaging of many of the books we purchase. After choosing titles, the general merchandise managers, in conjunction with the general marketing managers, determine which specific titles we will recommend to each customer on the basis of their knowledge of the customer base, regional characteristics and marketing priorities.

     Product selection is the responsibility of our Merchandising Department, under the direction of the Executive Vice President -- Merchandising to whom 12 professional managers and a staff of 37 associates report. Each general merchandise manager is responsible for several categories of products which include hardcover bestsellers, mass market paperbacks, cooking, travel, regional, computer, gift books (including art and coffee table books), children's books, calendars, pre-recorded audio and video cassettes, and Spanish-language books.

     We usually purchase titles directly from publishing houses at standard book industry wholesaler discounts, which generally exceed retailer discounts. We make use of cooperative advertising allowances that publishers make available to wholesalers and retailers. We do not generally purchase remainder titles, but will occasionally purchase closeout lots of certain titles at higher than normal discounts. Virtually all books sold are returnable to us by our customers for full credit as long as the books are in saleable condition. Consistent with book industry practice, approximately 86% and 87% of the books we purchased in Fiscal 2003 and 2002, respectively, were returnable to the publisher, a practice that substantially reduces our risk of inventory obsolescence. All other books were purchased on a non-returnable or partially returnable basis, often at higher purchase discounts.

     We publish a limited number of titles through our in-house publishing arm, APG, which manages our Thunder Bay, Laurel Glen, Silver Dolphin and Portable Press imprints. While our publishing activities remain a limited part of our overall business operations, we have continued to expand these activities through acquisitions as well as the growth of title offerings. Although these activities typically achieve higher product margin, they carry an increased risk of markdown associated with our self-published inventory. The titles are typically sold to both warehouse club customers and independent and chain bookstore customers. The majority of our self-published product is developed in conjunction with major publishers. See "Product Development and Marketing Services."

     We make purchases from publishers on varying payment terms. We generally take advantage of discounts for prompt payments, when economically attractive. During the fiscal year ended March 31, 2003, we made purchases from more than 400 publishers. Four publishers individually accounted for 10% or more of our total U.S. purchases in Fiscal 2003. These included Random House Inc., Penguin Putnam, Inc., Time Warner and Simon & Schuster, which accounted for approximately 17%, 14%, 10% and 10%, respectively, of our gross domestic purchases. We continue to open accounts with new publishers and believe that adequate sources of supply exist to meet anticipated growth. As is customary in the industry, we do not maintain long-term or exclusive purchase commitments or arrangements with any publisher as part of our wholesale business. We do have exclusive arrangements, typically lasting three years, with certain small to medium-sized publishers in connection with our contract distribution business. These contracts have no provisions for purchase commitments.

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

     We assist in the promotion of the books we sell by creating seasonal merchandising plans and recommending titles based on themes such as Christmas, Back to School, Father's Day and Easter. We also conduct theme-oriented promotions, frequently tied to specially designed products, such as gardening, taxes, health and fitness, and travel. We coordinate special in-store promotions for a select number of our customers. Both our retail customers and we may also take advantage of our cooperative advertising pools of funds whereby we obtain publisher-sponsored advertising for use by our customers and us.

     The marketing of our products is under the direction of the Executive Vice President -- Wholesale/Retailer Services to whom 11 professional managers and a staff of 25 sales personnel report. Members of the staff are assigned to specific customers and present new titles, recommend promotions, analyze point-of-sale data and VMI forecasting, coordinate orders and shipments, and handle other customer requests.

PRODUCT DISTRIBUTION AND HANDLING SERVICES

     A critical element of our service is the ability to respond quickly to customers' orders because an important financial and operating goal of many of our customers is a high inventory turnover rate. We have established a national network of five regional distribution centers to ensure rapid deliveries to our customers. These distribution centers are located in general-purpose warehouse facilities in the metropolitan areas of Sacramento, California; Indianapolis, Indiana; Baltimore, Maryland; Reno, Nevada; and Dallas, Texas. At our distribution centers, we receive books from multiple vendors and dispatch, using common and contract carriers, consolidated shipments on a weekly basis to customer locations. Weekly deliveries in our wholesale business eliminate the need for customers to stock large inventories on-site and enable our customers to utilize valuable marketing space for other products. Consolidated shipments to our warehouse club customers reduce customer handling and freight costs by eliminating the costs associated with deliveries by multiple vendors. Four of our five distribution centers are linked with our computerized order-processing center at our San Diego, California headquarters, permitting customer orders to be shipped within 24 hours of receipt. Our computer system also enables us to provide information and special reports to assist customers with operations and marketing. For a fee, upon request, we provide additional services, such as stickering books with the customer inventory item numbers and retail sales prices. We believe that all of these services enhance our customers' inventory turnover rate and reduce their handling and holding costs.

     Our VMI proprietary software system is designed to reduce our customers' need to write individual location orders and further improve their inventory turnover. The VMI software we developed forecasts future book sales based on the expected life cycle of a particular title. These forecasts, coupled with customer point of sale information, enable us to effectively offer advice to manage customer laydown and replenishment orders for each customer location.

     To further enhance our service capabilities, we continue to utilize software and material handling equipment ("Acupak") in our distribution facilities in Sacramento, Indianapolis, Baltimore and Dallas. The Acupak system increases our efficiency in handling customer orders, and permits us to service additional customers requiring less than a full carton of a particular title.

INTERNATIONAL BUSINESS

     We operate wholly owned foreign subsidiaries in the U.K., Mexico, Australia and Singapore. International operations represented 9.3%, 8.4% and 7.2% of world-wide net sales in Fiscal 2003, 2002 and 2001, respectively. We expect international sales to grow in absolute dollar terms consistent with the trend for the past three years.

     In December 2002, Advanced Marketing (Europe) Limited acquired two British book distributors, H.I. Marketing and Cutsound, for cash consideration of approximately $1.9 million and $1.5 million, respectively. H.I. Marketing sells books in the U.K. on behalf of approximately 20 U.S. and U.K. publishers and is currently the U.K. marketing representative for PGW. Cutsound sells books in the U.K. to traditional and non-traditional book markets for more than 100 small to medium-sized publishers of primarily alternative books in the health and lifestyle category.

     Advanced Marketing (U.K.) Limited was incorporated in September 1993 in the U.K. In 1997 we formed Advanced Marketing (Europe) Limited to serve as a holding company under which all of our U.K. entities are consolidated before consolidating into AMS world-wide. In 1998 and 1999 we acquired two other book distributors in the U.K., Aura Books, Plc and Metrastock Limited, through our holding company. In Fiscal 2001, we similarly acquired Aspen, a wholesale distributor of specialty books to the Safeway store chain in the U.K. On March 26, 2003, Advanced Marketing (Europe) Limited received notice from Safeway, the sole customer of Aspen, of its intent to terminate Aspen's contract for the exclusive supply of books and maps to Safeway as of June 26, 2003. We have included in our financial statements approximately $0.8 million related to the write-off of impaired goodwill specifically identifiable to Aspen.

     Located in Bicester, Oxfordshire, our 74,000 square-foot mezzanined distribution center services the 15 locations of a major warehouse club, a major national retail chain store, national department stores, and over 2,000 garden centers and specialty retail outlets in the U.K., and provides potential capacity for further growth through strategic acquisitions and expansion of our customer base.

     In June 2001, we acquired a 25% equity interest in Templar. Located in the U.K., Templar is a designer of children's books that incorporate sophisticated pop-up pictures using high quality art, including the award-winning Maurice Pledger wildlife series. Templar markets its products world-wide.

     Advanced Marketing S. de R.L. de C.V. was incorporated in January 1994 in Mexico. From our headquarters in Mexico City we distribute books to 77 membership warehouse club locations, as well as to a variety of general and mass merchandisers, office supply superstores and other specialty retailers. We have expended significant effort in developing relationships with Mexican publishers. This strategy continues to assist our expansion efforts in Mexico and Central and South America and product-sourcing opportunities for the Spanish language market in the U.S.

     In an effort to increase our presence in North America, in September 1999 we acquired a 25% equity interest in Raincoast Books. Headquartered in Vancouver, British Columbia, Raincoast Books has served the Canadian bookselling community since 1979 and has the exclusive Canadian distribution rights for approximately 40 publishers, in addition to serving as the Canadian publisher for the Harry Potter series. Raincoast Books also performs wholesaling services for certain customers and has extensive publishing operations. On January 31, 2002, our affiliate, Raincoast Books, purchased the Canadian distribution business of our subsidiary, PGW.

     In March 2000, we acquired Bookwise International ("Bookwise") with operations based in Adelaide, Australia and sales offices in Sydney and Auckland, New Zealand. Bookwise is a distributor of specialty books in a wide variety of subject areas including art, design, architecture, crafts, photography, cooking, gardening, wine, travel, health, music and children's non-fiction. Bookwise exclusively represented 45 publishers at the time of acquisition, which has grown to over 100 as of March 31, 2003. Plans to double the number of publishers represented in the region is assisted by the close connection with PGW publishers world-wide. Bookwise has a trade account base of over 1,500 customers, serving traditional bookstores, chain bookstores and department and specialty stores in Australia and New Zealand. Bookwise publishes its own list under the "Cameron House" imprint.

     Using Bookwise as our expansion platform, in September 2001 we began operations in Southeast Asia establishing a Bookwise Asia office and warehouse in Singapore. Bookwise Asia allows AMS to diversify its core distribution role in the Pacific Rim by leveraging existing publisher, supplier and customer relationships from Australia and New Zealand in a new geographic region. As of March 31, 2003, Bookwise Asia represents 25 publishers. We plan to continue to use Bookwise as our platform for expansion into Asia and the Pacific Rim markets. The unique nature of customers and buying patterns in these markets requires strong local presence to capitalize on expected growth in specialty and warehouse type stores.

BUSINESS STRATEGY

     Our business strategy is to provide global customized services to book retailers and publishers. These services include effective book purchasing advice, sales and marketing, promotion and advertising, credit and collection, along with handling and logistical services for our customers. We believe that we are a leading book supplier to membership warehouse clubs, specialty retailers, e-commerce retailers, and even to large traditional chain bookstores because of our ability to offer sound product selection advice, specialized product development and marketing services, along with accurate and rapid product delivery at competitive prices. Additionally, we seek to diversify our business by adding new accounts both domestically and internationally, making strategic global acquisitions, enhancing our value-added capabilities to our customers by shipping direct to consumers, expanding our higher margin and low risk contract distribution competency and developing unique products for our customers through our proprietary publishing activities. In December 2002, our U.K. subsidiary, Advanced Marketing (Europe) Limited, acquired two British contract book distributors, H.I. Marketing and Cutsound, in each case further expanding and diversifying our global distribution business. See "Recent Developments."

     In order to fulfill our business strategy, we began five years ago to significantly invest in staff, space and systems. We first deliberately filled important upper management positions with individuals who had relevant experience. Second, as the leases for existing distribution centers in the U.S. expired, or as we outgrew them, we moved to new distribution centers that were much larger than what was required for our existing wholesale needs to allow for future growth. This was the result of our strategic decision to enter the contract distribution business in the U.S. We knew from our planning process, and from our investment in Raincoast Books and our acquisition of Bookwise, that contract distribution was an extremely space-intensive business. Our acquisition of PGW was intended to and has made us the largest contract distributor of independent publishers in North America. Together with our international infrastructure these acquisitions have created what we believe is the only contract distribution company for independent publishers to have a global presence. Finally, we completed a significant portion of the upgrade and conversion of our core operating software to a new Oracle Enterprise Resource Planning ("ERP") system as well as a Warehouse Management system in the second quarter of Fiscal 2003, with the final and most significant component of that process to take place early in the second quarter of Fiscal 2004.

     These investments in the areas of staff, space and systems will position AMS for substantial future growth while reducing distribution and administrative expenses as a percentage of net sales over the next few years. We are only beginning to experience the efficiencies that will be generated by our new systems. Our staff continues to strategically plan for consistent growth and performance. Our current distribution center capacity has allowed us to better service existing clients and to engage in discussions with substantial new ones. We expect that our new information systems will allow us to create the common "backbone" for our diverse domestic and international operations, as well as to continue to create state-of-the-art software support for both our existing and new customers. We believe that these substantial infrastructure investments are required to continue to maintain our competitive advantage and create a platform for future sales, margin and profit growth.

SEASONALITY

     Our business is seasonal, with the highest net sales and earnings occurring in our third fiscal quarter. Income from operations during the third fiscal quarter, as a percentage of net sales, is typically higher than in any other quarter because of product sales mix and other economies of scale caused by the higher sales volume. During Fiscal 2003, we had net sales of $294.8 million and operating income of $14.2 million in the third quarter. This seasonal pattern reflects the increased demand for books and related media experienced during the holiday selling season. Working capital requirements are generally highest during the second and early part of the third fiscal quarters due to the seasonality of our business. We experience significant seasonal short-term swings in our cash position due to sales seasonality and to differences in timing of payments to our vendors and the receipt of payments from our customers. Cash flow has been historically greatest during the third fiscal quarter due to higher seasonal sales. Our results of operations depend significantly upon net sales generated during the third fiscal quarter.

COMPETITION

     We are a leading supplier of books to the membership warehouse club market, which is highly competitive. We compete in such markets with national book wholesalers, some of which are larger than we are, and with regional book wholesalers and local book jobbers with whom we compete on the basis of price and service. Certain publishers sell directly to membership warehouse clubs, and one or more of our customers could choose in the future to purchase more of its books directly from publishers. As a result, we could face additional competition from publishers in the future. Membership warehouse clubs face competition from discount and retail bookstore chains that may indirectly affect us. Due to their high sales volume, membership warehouse clubs may represent an attractive market that other book wholesalers may seek to enter and compete directly with us. We believe that our principal competitive advantages are the ability to select, package, and assort products so that they sell in high volumes; to distribute such products rapidly; to electronically interface with customers; to assist in the efficient management of purchasing through our proprietary VMI software; to efficiently manage inventory; to maintain sufficient back-up inventories; and to price products competitively.

     We are the leading independent distributor for small to medium-sized publishers in the North American market, which is highly competitive. Our competition in distribution services comes from a number of smaller, privately held, contract distributors and, to a lesser degree, from some of the larger publishers who provide distribution services to other publishers. Competition is based upon a number of factors, including sales penetration abilities, marketing support, technical delivery expertise, distribution and fulfillment capabilities, and financial, sales and inventory reporting. We believe our competitive advantages include our broad editorial mix, our strong national and field sales forces, our ability to consolidate orders, shipping and collections, and our ability to ship from multiple warehouses, thereby decreasing freight expense and decreasing product time-to-market. Most inventory is held on a consignment basis for distribution client publishers, which reduces our risk for obsolescence.

RISK FACTORS

     The following section describes some, but not all, of the risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.

Our Sales are Highly Concentrated in the Membership Warehouse Club Industry

     In Fiscal 2003, approximately 65% of our world-wide net sales were to membership warehouse clubs with the remainder to retail chain bookstores, office product superstores, computer superstores, Internet retailers, and other specialty retailers. SAM's Club (a unit of Wal-Mart Stores, Inc.) and Costco Wholesale Corporation accounted for approximately 59% of that figure. Although we believe we provide services and efficiencies that membership warehouse clubs and other retailers would have difficulty duplicating, there is a risk that our customers may, from time to time, increase the percentage of books they purchase directly from publishers or from other wholesale distributors. Furthermore, we could lose customers if they discontinue books as a product line, suffer a business failure or merge or consolidate with another entity that we do not currently service. We have no long-term or exclusive purchase commitments with any of these membership warehouse club customers. Any loss of a major customer would have a materially adverse effect on our business. Given the relatively small number of membership warehouse club chains, our reliance on a few customers is likely to continue. See "Customers."

We Purchase Books from a Highly Concentrated Group of Publishers

     In Fiscal 2003, we purchased books from four publishers who individually accounted for more than 10% of our total purchases. These included Random House Inc., Penguin Putnam, Inc., Time Warner and Simon & Schuster, which accounted for approximately 17%, 14%, 10% and 10%, respectively, of our gross domestic purchases. We continue to open accounts with new publishers and believe that adequate sources of supply exist to meet anticipated growth. However, given that certain titles or authors may be exclusive to a particular publisher, we may be reliant upon a given publisher in certain situations. As is customary in the industry, we do not maintain long-term or exclusive purchase commitments or arrangements with any publisher as part of our wholesale business. We do have exclusive arrangements, typically lasting three years, with certain small to medium-sized publishers in connection with our contract distribution business. These contracts have no provisions for purchase commitments.

The Membership Warehouse Club Market is Highly Competitive

     We are a leading supplier of books to the membership warehouse club market, which is highly competitive. We compete in such markets with national book wholesalers, some of which are larger than we are, and with regional book wholesalers and local book jobbers with whom we compete on the basis of price and service. Certain publishers sell directly to membership warehouse clubs, and one or more of our customers could choose in the future to purchase more of its books directly from publishers. As a result, we could face additional competition from publishers in the future. Membership warehouse clubs face competition from discount and retail bookstore chains that may indirectly affect us. Due to their high sales volume, membership warehouse clubs may represent an attractive market that other book wholesalers may seek to enter and compete directly with us.

The Distribution Services Market is Highly Competitive

     We are the leading independent distributor for small to medium-sized publishers in the North American market, which is highly competitive. Our competition in distribution services comes from a number of smaller, privately held, contract distributors and, to a lesser degree, from some of the larger publishers who provide distribution services to other publishers. Competition is based upon a number of factors, including sales penetration abilities, marketing support, technical delivery expertise, distribution and fulfillment capabilities, and financial, sales and inventory reporting.

Book Sales are Closely Tied to General Consumer Spending Trends and Reliance on Best-Sellers

     A decline in consumer spending on books or other media could have a material adverse effect on our financial condition, results of operations and our ability to fulfill and fund our growth strategy.

We May Purchase Books That We Cannot Sell or Return

     We purchase certain titles on a non-returnable basis, which we in turn may sell on a returnable basis. To the extent that actual sales of such titles do not equal purchased quantities, we risk having inventory that we may be unable to sell at or above our cost. We attempt, wherever possible, to sell-through such remainder product. In addition, we have implemented policies to evaluate more completely and accurately the non-returnable inventory risk we assume. We have incurred substantial expense in the past to sell such excess inventory and may incur such expense in the future. Although we believe our recorded reserves are adequate to cover our exposures, in the event that we are unable to sell remainder product, and depending on the volume of non-returnable inventory purchased that is returned to us from our customers, we increase our risk for markdown expense. Also, both domestic and international self-published and developed titles, while often providing higher profit margins than our regular distribution activities, increase our risk for markdown expense in the event that we are unable to sell-through these titles to our customers.

We are Exposed to Certain Product Liability Risk on Our Self-Published Titles

     For our self-published and developed titles, we often work with various manufacturers for book kits and other packaged toy product, and we also work with individual authors and publishing houses to develop and publish titles under our own imprints. Additionally, many of the children's book and toy products we publish may have parts included in the packaging. We attempt to contract with each vendor that manufactures these products to indemnify us against any defective merchandise that they manufacture. Additionally, we also subject parts within the book kits to required testing. In the event that any of the parts are defective, we may be required to recall all or part of that product. Such a recall could result in a loss of sales or additional expenses to transport defective product and legal expenses, among others. To the extent that we are unable to recoup from vendors our losses for the recall, it may result in a decrease to our earnings.

We Must Effectively Manage Changes in Our Business

     In order to respond to the business cycles of the book distribution industry, in the past few years we have changed the scope of our operations, our information systems infrastructure and the number of employees in many of our departments. As the book distribution industry changes we will need to continue to:

     o    closely manage our domestic and international operations;

     o    improve our accounting and other internal management systems;

     o improve our quality control, order fulfillment, field service and customer support capabilities;

     o    quickly adapt to changing sales and marketing channels;

     o    effectively manage our inventory levels; and

     o attract, train, retain and manage key technical and operational personnel.

     If we fail to effectively manage changes in our business, our operating results, financial condition and cash flows, would be adversely affected.

Our International Expansion and Acquisitions Create Additional Risks Specific to Foreign Countries

     An important component of our strategy is our continued expansion and growth as a global operation. However, our expansion into international markets has additional risks. It is costly to acquire and establish international facilities and operations, and integrate those facilities into our existing international operations. Sales from our international subsidiaries may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis. We are also subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to foreign exchange rate fluctuations, local economic and political conditions, restrictive governmental policies and laws (such as trade protection measures, limitations on the repatriation of funds, nationalization and consumer protection laws and restrictions on pricing or discounts), difficulty in developing and simultaneously managing a larger number of unique foreign operations as a result of distance, language and cultural differences, tax and other laws and policies of the U.S. and other jurisdictions and geopolitical events, including war and terrorism. In addition, local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local name recognition. Also, we may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth internationally. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We Are Exposed to Foreign Exchange Risk

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany transactions that are typically denominated in the functional currency of the foreign subsidiaries. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall expected profitability.

We Experience Significant Short-term Swings in Our Cash Position Due to the Seasonality of Our Business

     Our business is seasonal, with the highest net sales and earnings occurring in our third fiscal quarter. Income from operations during the third fiscal quarter, as a percentage of net sales, is typically higher than in any other quarter because of product sales mix and other economies of scale caused by the higher sales volume. During Fiscal 2003, we had net sales of $294.8 million and operating income of $14.2 million in the third quarter. This seasonal pattern reflects the increased demand for books and related media experienced during the holiday selling season. Working capital requirements are generally highest during the second and early part of the third fiscal quarters due to the seasonality of our business. We experience significant seasonal short-term swings in our cash position due to sales seasonality and to differences in timing of payments to our vendors and the receipt of payments from our customers. Cash flow has been historically greatest during the third fiscal quarter due to higher seasonal sales. Our results of operations depend significantly upon net sales generated during the third fiscal quarter, and any significant adverse trend in the net sales of such period would result in lower net sales for the full fiscal year. We expect seasonality in operations to continue.

We Are Reliant on a Few Key Personnel

     We believe that there are certain key employees within the organization, primarily in the senior management team, who are necessary for us to meet our objectives. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance, which could cause fluctuations in our stock price and result in further turnover of our employees. The loss of one or more key employees could interrupt our continued operations and make it more difficult to implement our business strategies. We do not maintain "key man" life insurance on any of our key officers.

The Cost of Insurance May Increase and We May Bear Additional Risk

     We contract for insurance to cover a variety of potential risks and liabilities in the global insurance market. In the current market, insurance coverage is becoming more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance.

     We are also subject to the possibility of uninsured losses from risks such as terrorism, earthquakes, or floods, for which no, or limited, insurance coverage is maintained. We have elected not to maintain insurance coverage for losses resulting from terrorism, based upon our assessment of the insurance cost and the likelihood of loss. Our earnings would be reduced by the amount of any uninsured losses.

A Change in Accounting Treatment for Employee Stock Options Could Reduce Our Earnings and Reduce Our Ability to Attract and Retain Qualified Employees

     We currently account for the issuance of stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to change our practice. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could reduce our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could reduce our earnings by increasing our expenses.

We Are Reliant on Our Ability to Retain and Attract Qualified Employees

     We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled managerial, sales and marketing and technical personnel. We invest significant resources in recruiting and retaining employees. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded.

Our Stock Price is Subject to Fluctuations That Could Expose Us to Lawsuits

     The trading price of our common stock has in the past and may in the future be subject to fluctuations in response to factors such as the following:

     o revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

     o changes in recommendations or financial estimates by securities analysts;

     o rumors or dissemination of false and/or misleading information, particularly through Internet chat rooms, instant messaging and other means of rapid dissemination;

     o    changes in management;

     o conditions and trends in the wholesale or retail distribution industry;

     o announcement of acquisitions or other significant transactions by us or our competitors; and

     o adoption of new accounting standards affecting the wholesale/retail distribution industry.

     In addition, fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert our attention and resources. Furthermore, any settlement or adverse determination in such a lawsuit could subject us to significant liabilities.

CUSTOMERS

     Our major customers include three membership warehouse clubs and one retail chain bookstore. Three of our customers account for over 95% of the sales in the warehouse club industry and operate over 1,000 locations throughout the U.S., Canada, Mexico, the U.K. and certain Pacific Rim countries. Taking into account domestic and international activities, the following table sets forth those customers who accounted for 10% or more of our total net sales in Fiscal 2003, 2002 and 2001.

                                                        Percentage of Net Sales
                                                        -----------------------
                                                         2003     2002     2001
                                                        ------   ------   -----
   Costco Wholesale Corporation .....................     30%      37%      38%
   SAM's Club (a unit of Wal-Mart Stores, Inc.) .....     29%      34%      38%
   Border's Group, Inc. .............................     13%      --*      --*

------------
* Net sales were not in excess of 10% in these years.

EMPLOYEES

     As of March 31, 2003, we had approximately 1,500 full-time employees world-wide who were engaged in administrative, merchandising, marketing and warehousing operations. When hiring new employees, we consider a number of factors, including education and experience, personality and orientation towards customer service. We also hire temporary workers, primarily during the peak holiday season. None of our employees are represented by a labor union. We believe our relations with employees are generally excellent.

AVAILABLE INFORMATION

     We are subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

     Our Internet address is http://www.advmkt.com. We make available through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2 -- PROPERTIES

     We are headquartered in approximately 62,000 square feet of commercial space in San Diego, California. The space is leased for a 10-year term expiring in April 2008 with an annual base rent of approximately $930,000. We also maintain offices in approximately 70,000 square feet of commercial space in Berkeley, California and approximately 3,000 square feet of commercial space in New York, New York. The Berkeley space is leased for a 10-year term expiring in 2008 with an annual base rent of approximately $320,000. The New York space has an annual base rent of approximately $63,000. This lease expired in March 2003 with possible renewal for a 5-year term. We are in the process of finalizing and negotiating our extension on this lease.

     We maintain the following U.S. distribution centers from which we ship to our U.S. customers:

Location                            Approximate           Date             Leased
(Metropolitan Area)               Square Footage         Opened           Through
-------------------               --------------      -------------     --------------
Dallas, Texas ..................      145,000         November 1997      October 2004
Baltimore, Maryland ............      322,000           July 2001          June 2011
Sacramento, California .........      318,000           April 2000      September 2010
Indianapolis, Indiana ..........      414,000           July 2001          June 2012
Reno, Nevada ...................      305,000           April 1999       December 2004

     Each of these distribution centers is leased, with the leases expiring between 2004 and 2012. Annual base rent payments range from $0.5 million to $1.5 million. Our U.K. subsidiary operates out of an approximate 74,000 square-foot facility located in Bicester, Oxfordshire. Under the terms of the 15-year lease agreement, expiring in 2014, we pay an annual base rent of $604,000. As part of the Cutsound acquisition, we assumed a 19,000 square-foot facility in the U.K. that has an annual base rent of approximately $220,000 expiring in 2005. Our Australian operation, Bookwise, leases an 11,000 square-foot warehouse facility in Adelaide, Australia. Under the terms of the 5-year lease, expiring in May 2007, we pay an annual base rent of approximately $138,000. For our operations in Mexico, we use a third party warehousing and distribution company. In addition, in Mexico, Singapore and Australia, we lease office space for administrative and sales purposes on short-term leases, the commitments under which are not material.

ITEM 3 -- LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended March 31, 2003.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the New York Stock Exchange since November 9, 2000 under the symbol "MKT." Prior to that time, our common stock was traded in the over-the-counter market under the NASDAQ National Market Symbol "ADMS." The following table sets forth the high and low closing prices of the common stock. We had approximately 3,300 beneficial stockholders and 110 stockholders of record on March 31, 2003.

                                                                     Fiscal 2003               Fiscal 2002
                                                                 ------------------        ------------------
Fiscal Quarter                                                    High        Low           High        Low
--------------                                                   ------      ------        ------      ------
First Quarter -- Ended June 29/June 30 ....................      $26.20      $16.20        $20.85      $15.20
Second Quarter -- Ended September 28/September 29 .........      $17.40      $11.80        $20.28      $13.32
Third Quarter -- Ended December 28/December 29 ............      $18.60      $13.55        $19.70      $14.14
Fourth Quarter -- Ended March 31 ..........................      $15.00      $10.05        $25.30      $17.45

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

     In June 2001, our Board of Directors approved an annual stock dividend in the amount of $0.04 per share, paid on March 13, 2002 to stockholders of record on February 28, 2002. In June 2002, our Board of Directors approved an annual stock dividend in the amount of $0.04 per share, paid on March 10, 2003 to stockholders of record on February 28, 2003. Dividends totaled $0.8 million for Fiscal 2003 and Fiscal 2002.

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

     On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, shares of our common stock having an aggregate cost not to exceed $5.0 million or 450,000 shares. On March 16, 2000, we announced that our Board of Directors had approved a 525,000 share increase in the repurchase program. On July 27, 2000, our Board of Directors approved an additional 525,000 share increase in the repurchase program and on May 25, 2001 our Board of Directors approved an additional 350,000 share increase in our stock repurchase program. On January 29, 2003, we announced that our Board of Directors had authorized an additional 325,000 share increase in our stock repurchase program. As of March 31, 2003, the total number of shares of common stock remaining authorized for repurchase under the plan is approximately 500,000 shares. Under the plan, we have repurchased approximately 1,675,000 shares as of March 31, 2003 at an average market price of approximately $11.54. The repurchase program has no expiration date and is expected to be financed through internal funds.

     During Fiscal 2001, we purchased approximately 684,000 shares of our stock from our Chairman for approximately $7.5 million, which reflects a 10% discount from the average market price for a specified period.

EQUITY COMPENSATION INFORMATION

     The following table sets forth information as of March 31, 2003 with respect to our common stock that may be issued as equity compensation upon the exercise of stock options and warrants:

                                              Number of securities
                                                  to be issued           Weighted-average          Number of securities
                                                upon exercise of         exercise price of         remaining available
                                              outstanding options,     outstanding options,     for future issuance under
Plan Category                                  warrants and rights      warrants and rights     equity compensation plans*
-------------                                 ---------------------    --------------------     --------------------------
Equity compensation approved by
  stockholders
  -- 1995 Stock Option Plan ...............          3,018,260                $10.82                     1,675,490
  -- 1987 Stock Option Plan ...............             69,526                $ 1.95                     2,211,974
  -- Employee Stock Purchase Plan .........                 --                $   --                       269,526
Equity compensation not approved by
  stockholders** ..........................                 --                $   --                            --
                                                     ---------                ------                     ---------
Total .....................................          3,087,786                $10.62                     4,156,990
                                                     =========                ======                     =========

------------
 * Excludes securities to be issued upon exercise of outstanding options, warrants and rights
**   Not applicable

     The number of options granted to individual employees and directors under the Amended 1995 Stock Option Plan varies according to the level of an employee's position or the level of service for directors with us. The Amended 1995 Stock Option Plan is consistent with our philosophy of providing equity incentives to all levels of employees. Our 1987 Stock Option Plan has options issuable and outstanding but no further grants are authorized.

ITEM 6 -- SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

                                                                 For the Years Ended March 31,
                                              ----------------------------------------------------------------------
                                                2003          2002            2001            2000            1999
                                              --------      --------        --------        --------        --------
                                                           (Amounts in Thousands, Except Per Share Data)
Net Sales                                     $911,625      $756,122        $713,578        $627,978        $501,071
 Cost of Goods Sold                            764,794       637,342         613,988         549,080         440,048
                                              --------      --------        --------        --------        --------
Gross Profit                                   146,831       118,780          99,590          78,898          61,023
 Distribution and Administrative
   Expenses                                    129,294        81,276          68,216          53,519          41,602
                                              --------      --------        --------        --------        --------
Income From Operations                          17,537        37,504          31,374          25,379          19,421
 Interest Income                                   600         1,309           2,310           2,191           1,270
 Equity in Net Income of Affiliates                350           287             512             335              --
 Interest Expense and Other, Net                  (154)       (1,076)             --              --              --
                                              --------      --------        --------        --------        --------
Income Before Provision for
 Income Taxes                                   18,333        38,024          34,196          27,905          20,691
 Provision for Income Taxes                      7,158        14,926          13,429          10,813           8,178
                                              --------      --------        --------        --------        --------
Net Income                                    $ 11,175      $ 23,098        $ 20,767        $ 17,092        $ 12,513
                                              ========      ========        ========        ========        ========
Net Income Per Share -- Basic                 $   0.58      $   1.21        $   1.09        $   0.89        $   0.66
                                              ========      ========        ========        ========        ========
Net Income Per Share -- Diluted               $   0.57      $   1.16        $   1.06        $   0.86        $   0.64
                                              ========      ========        ========        ========        ========
Basic Weighted Average Shares Used
 in Calculation                                 19,113        19,132          19,077          19,248          19,017
                                              ========      ========        ========        ========        ========
Diluted Weighted Average Shares
 Used in Calculation                            19,738        19,935          19,631          19,979          19,692
                                              ========      ========        ========        ========        ========

BALANCE SHEET DATA

                                                                         As of March 31,
                                              ----------------------------------------------------------------------
                                                2003          2002            2001            2000            1999
                                              --------      --------        --------        --------        --------
                                                            (Amounts in Thousands, Except Per Share Data)
Working Capital:
 Cash and Short-term Investments              $ 14,642      $ 23,125        $ 34,169        $ 34,615        $ 31,842
 Current Assets                               $356,856      $320,388        $269,359        $253,966        $223,276
 Current Liabilities                          $303,689      $270,528        $192,730        $179,502        $157,994
 Working Capital                              $ 53,167      $ 49,860        $ 76,629        $ 74,464        $ 65,282
Long-term Investments                         $    809      $  3,631        $      4        $  1,857        $  1,214
Total Assets                                  $445,560      $402,852        $301,048        $275,550        $238,396
Short-Term Debt                               $ 45,000      $ 25,000        $     --        $     --        $     --
Stockholders' Equity                          $141,871      $132,324        $108,318        $ 96,048        $ 80,402
Book Value Per Common Share                   $   7.45      $   6.87        $   5.70        $   4.96        $   4.21
Dividends Paid Per Common Share               $   0.04      $   0.04        $   0.03        $   0.03        $   0.03

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

     Net income decreased $11.9 million to $11.2 million, or $0.57 per diluted share, for the fiscal year ended March 31, 2003 from $23.1 million, or $1.16 per diluted share for Fiscal 2002. The decrease in net income was attributable to increased costs, including temporarily elevated labor and freight costs associated with the ongoing implementation of two new computer systems, as well as the costs associated with these systems' implementation.

     Net sales increased $155.5 million to $911.6 million for the fiscal year ended March 31, 2003, from $756.1 million for Fiscal 2002. Net sales reflect the invoiced amounts of products shipped and delivered and related fulfillment services provided, less discounts, allowances, rebates and sales returns. Although net sales to our wholesale club customers remained relatively flat year over year, we benefited from an increase in business with Borders of 54.0% in net sales for that customer as we began to supply books to additional Borders stores. Overall, the 20.6% increase in net sales was primarily attributable to the following factors: $116.5 million from the inclusion of a full twelve months of net sales of our subsidiary, PGW, as compared to two months of net sales in the prior fiscal year; $20.8 million related to an increase in net sales at our international subsidiaries, primarily due to acquisitions in the U.K. and an additional month of activity for our U.K., Australia and Singapore subsidiaries as a result of the synchronization of their reporting periods with AMS; and $18.9 million in revenue related to our retail co-operative "co-op" advertising programs, which was classified within distribution and administrative expenses in the prior fiscal year.

     Our return rate from customers increased 4.0 percentage points to 26.0% for the fiscal year ended March 31, 2003 from 22.0% for Fiscal 2002. The increase was primarily due to the softer sales environment domestically during the year and, to a lesser extent, significant customer inventory reductions during the fourth quarter. Consistent with historical practice, returns reserves have been established based on management's best estimate of expected future product returns. These returns reserves are included in the noted return rates.

     Returns to publishers represented approximately 27% of our total domestic gross purchases for both fiscal years ended March 31, 2003 and 2002. The publisher returns rate often exceeds the customer returns rate due to our policy of maintaining back-up inventory so that we can respond promptly to customer orders.

     Gross profit increased $28.0 million to $146.8 million for the fiscal year ended March 31, 2003 from $118.8 million for Fiscal 2002. Gross profit as a percentage of sales increased to 16.1% during Fiscal 2003 from 15.7% during Fiscal 2002. Gross profit as a percent of sales increased primarily due to the inclusion of twelve months of PGW operations as compared to two months in the prior fiscal year and an increase in net sales for the operations of international subsidiaries that historically carry higher margins, plus the inclusion of net profit related to our co-op advertising programs, which was classified within distribution and administrative expenses in the prior fiscal year, partially offset by increases in markdown expense that resulted from increased non-returnable inventory levels over prior fiscal year.

     Distribution and administrative expenses increased $48.0 million to $129.3 million for the fiscal year ended March 31, 2003 from $81.3 million during Fiscal 2002. As a percentage of net sales, these expenses increased to 14.2% from 10.8% in Fiscal 2002, a 3.4 percentage point increase. The increase was driven by the inclusion of a full twelve months of PGW's higher distribution and administrative expenses, primarily labor, as compared to two months in the prior fiscal year and the reclassification of net profit related to our co-op advertising programs during Fiscal 2003, which was presented within distribution and administrative expenses in the previous fiscal year. The rest of the increase, but to a lesser extent, resulted from elevated freight, temporary labor costs, systems support costs, and depreciation expense related to the implementation of new systems and an increase in volume of small order processing.

     Interest income decreased $0.7 million to $0.6 million for the fiscal year ended March 31, 2003 from $1.3 million during Fiscal 2002 due to lower cash and investment balances as a result of continued funding of our operations in a softer sales environment and capital investments in our infrastructure.

     Interest expense and other decreased $0.9 million to $0.2 million for the fiscal year ended March 31, 2003 from $1.1 million during Fiscal 2002, primarily due to a $1.3 million decrease in the fair value of warrants, treated as stock appreciation rights, that were issued in connection with our purchase of PGW and equity investment in Raincoast Books. This was offset by an increase in interest expense of $0.4 million related to higher borrowing levels in the current fiscal year.

     The provision for income taxes decreased $7.7 million to $7.2 million for the fiscal year ended March 31, 2003 from $14.9 million during Fiscal 2002. The decrease is primarily due to the decrease in our pre-tax income as compared to the same period of the prior fiscal year, with a relatively constant effective tax rate of 39.0% and 39.3% for Fiscal 2003 and 2002, respectively.

FISCAL 2002 COMPARED TO FISCAL 2001

     Net income increased $2.3 million to $23.1 million, or $1.16 per diluted share, for the fiscal year ended March 31, 2002 from $20.8 million, or $1.06 per diluted share for Fiscal 2001. The increase in net income resulted from a combination of factors, including the success of our strategic acquisition program, the benefits of AMS' international expansion, ongoing increases in sales to existing customers and the continued expansion of our customer base.

     Net sales increased $42.5 million to $756.1 million for the fiscal year ended March 31, 2002, from $713.6 million for Fiscal 2001. Net sales reflect the invoiced amounts of products shipped and delivered to customers and related fulfillment services provided, less discounts, allowances, rebates and sales returns. The 6.0% increase in net sales was attributable to the following factors: A $21.3 million increase as a result of the acquisition of PGW on January 31, 2002, a $12.3 million increase in sales from international subsidiaries, primarily in our U.K. subsidiary, and an $8.9 million or 1.0% increase in domestic shipments to core customers.

     Our return rate from customers increased 3.0 percentage points to 22.0% for the fiscal year ended March 31, 2002 from 19.0% for Fiscal 2001. The increase was primarily due to the lack of bestseller authors in absolute dollars. Fewer bestsellers caused lower gross sales, which magnified the return percentage of product. This also makes return rates riskier, due to an increase in the placement of second tier authors, which increases the risk factor for potential returns. Consistent with historical practice, returns reserves have been established based on management's best estimate of expected future product returns. These return reserves are included in the aforementioned return figures.

     Returns to publishers represented approximately 27% and 26% of our total domestic gross purchases for the fiscal years ended March 31, 2002 and 2001, respectively. The publisher returns rate often exceeds the customer returns rate due to our policy of maintaining back-up inventory so that we can respond promptly to customer orders.

     Gross profit increased $19.2 million to $118.8 million for the fiscal year ended March 31, 2002 from $99.6 million for Fiscal 2001. Gross profit as a percentage of sales increased to 15.7% during Fiscal 2002 from 14.0% during Fiscal 2001. The increase was primarily due to strong sales in AMS' publishing division, increases in revenue from international subsidiaries, two months of high margin sales from PGW and improved inventory management.

     Distribution and administrative expenses increased $13.1 million to $81.3 million for the fiscal year ended March 31, 2002 from $68.2 million during Fiscal 2001. As a percentage of net sales, these expenses increased to 10.8% from 9.6% in Fiscal 2001, a 1.2 percentage point increase. This increase was primarily due to expenditures reflecting our continuing efforts to diversify our world-wide customer base and our commitment to build the infrastructure required to address heightened business requirements on a global level. Contributing to the 1.2 percentage point increase were: A 0.7 percentage point increase related to variable labor costs at our distribution centers as a result of our increased "Pic n' Pac" business and expansion of our distribution centers; $3.2 million related to facilities expansions at two of our distribution centers; $2.5 million related to payroll costs resulting from our continued investment in staffing; and $1.1 million related to various increases in other fixed operating costs, including depreciation, amortization and promotions expense.

     Interest income decreased $1.0 million to $1.3 million for the fiscal year ended March 31, 2002 from $2.3 million during Fiscal 2001 as a result of utilizing available investment resources to fund operations and the acquisition of PGW. See "Liquidity and Capital Resources."

     Interest expense and other totaled $1.1 million for the fiscal year ended March 31, 2002, which included a $0.7 million charge representing the change in fair value associated with stock appreciation rights issued in connection with certain acquisitions and $0.4 million of interest expense incurred on our lines of credit.

     The provision for income taxes increased $1.5 million to $14.9 million for the fiscal year ended March 31, 2002 from $13.4 million during Fiscal 2001. The increase is primarily due to the increase in our pre-tax income as compared to the same period of the prior fiscal year, with a constant effective tax rate of 39.3% for both fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, 2002 and 2001, we had $14.0 million, $21.1 million and $29.8 million in cash and cash equivalents, respectively. The decrease in cash and cash equivalents of $7.1 million in Fiscal 2003 was primarily due to our funding of operations in a softer sales environment and investments in our corporate infrastructure. The decrease of $8.7 million in Fiscal 2002 was primarily due to the funding of two acquisitions and the strategic growth of our corporate infrastructure offset, in part, by income from operations. We believe that the combination of cash and cash equivalents, investment balances, the potential cash flow from operations and expected future availability on our revolving line of credit will be sufficient, at least through the next twelve months, to satisfy our cash and working capital requirements.

     Net cash used in operating activities amounted to $14.1 million for the fiscal year ended March 31, 2003. The primary component of net cash used in operating activities for Fiscal 2003 was an increase of $51.6 million in inventories due to increased purchasing activity to meet anticipated customer demand not realized in the softer sales environment, backlog at our distribution centers as a result of higher customer returns, increased small order processing volume and inefficiencies connected with our systems implementations. Inventory turns decreased to 4.4 times during Fiscal 2003 as compared to 5.0 times during Fiscal 2002, excluding the effect of cost of goods sold relating to PGW for comparability as only two months of PGW operations were included in Fiscal 2002. The increase in inventories for Fiscal 2003 was primarily funded by a corresponding increase in accounts payable of $12.0 million and additional borrowings on our revolving line of credit of $20.0 million.

     The fiscal year ended March 31, 2002 net cash provided by operating activities amounted to $14.3 million, compared to $22.8 million net cash provided in Fiscal 2001. Components of net cash provided by operations included net income of $23.1 million and a decrease in accounts payable and accrued liabilities of $22.5 million, offset by increases of $21.5 million and $12.7 million in accounts receivable and inventories, respectively.

     For the fiscal year ended March 31, 2001, net cash from operations provided $22.8 million. At $20.8 million, net income for Fiscal 2001 was $2.3 million lower than in Fiscal 2002. Components of net cash provided by operations included a decrease in inventories of $11.3 million, due in part to increased sales as well as an increased focus on inventory management, increases in accounts payable and accrued liabilities of $13.8 million, offset by an increase in accounts receivable of $29.4 million as a result of increased sales.

     Net cash used in investing activities during the fiscal year ended March 31, 2003 amounted to $8.5 million, of which $9.6 million was used to fund capital investments related to our efforts to upgrade our management information systems and other assets, $3.1 million was used to fund acquisitions and $2.9 million for purchases of investments, offset by $7.1 million related to the sale of investments. For the fiscal year ended March 31, 2002, investing activities used $47.2 million, of which $29.7 million was used to acquire PGW and $1.4 million was used for the acquisition of Templar as part of our strategic plan to grow in diversified higher margin businesses. Capital investments, related to our efforts to expand our distribution capacity and efficiency and to upgrade our management information systems, used $14.9 million in net cash in Fiscal 2002. For the fiscal year ended March 31, 2001, investing activities used net cash of approximately $15.3 million, of which $5.6 million was used to fund acquisitions, $10.6 million in capital investments related to facility expansion and information systems upgrades, and $6.1 million in purchases of available-for-sale investments offset by $7.0 million for the sale of investments. For Fiscal 2004, we plan to spend $5.1 million in capital expenditures.

     Financing activities provided net cash of $15.0 million for the fiscal year ended March 31, 2003, primarily a result of an additional $20.0 million in borrowings against our line of credit, $0.9 million in proceeds from the exercise of stock options and $0.2 million in proceeds from our employee stock purchase plan, offset by $5.3 million used to purchase treasury stock and $0.8 million paid in dividends. For the fiscal year ended March 31, 2002, financing activities provided net cash of $25.3 million primarily from $25.0 million in borrowings against lines of credit, $1.8 million in proceeds from the exercise of stock options and $0.2 million in proceeds from the employee stock purchase plan, offset by $1.0 million used to purchase treasury stock and $0.8 million paid in dividends. For the fiscal year ended March 31, 2001, financing activities used $8.2 million, of which $9.2 million was used to purchase treasury stock and $0.7 million paid in dividends, offset by $1.5 million in proceeds from the exercise of stock options and $0.2 million in proceeds from the employee stock purchase plan.

     We lease facilities and some equipment under non-cancelable operating leases. Rent expense for the fiscal years ended March 31, 2003, 2002 and 2001 amounted to approximately $9.0 million, $7.5 million and $5.3 million, respectively. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments. Total future minimum lease commitments amount to approximately $54.5 million based upon existing lease agreements and expiration dates, with approximate annual rent payments of $9.5 million for Fiscal 2004.

     As announced January 31, 2003, our Board of Directors approved an annual dividend payment of $0.04 per share. On March 10, 2003, we paid approximately $0.8 million to stockholders of record on February 28, 2003.

     On January 11, 2002, we amended our existing, unused unsecured $12.0 million line of credit to revise certain financial covenants. Additionally, at that time we entered into a secured revolving credit agreement with the same financial institution. The secured revolving credit agreement was amended on January 31, 2002 to provide up to $23.0 million through June 30, 2002 and $13.0 million thereafter through its August 31, 2002 maturity date, as secured by eligible accounts receivable. Borrowings under both revolving credit agreements bore interest at the bank's prime rate or LIBOR plus 1.5%. We were required to pay an unused loan fee of 0.25% on any portion of the loans available but not drawn. As of March 31, 2002, we had outstanding borrowings of $25.0 million with a weighted average interest rate of 3.4% and an additional $10.0 million available, but not drawn, under our lines of credit. Fees paid during the fiscal year ended March 31, 2002 totaled approximately $30,000.

     On July 10, 2002, we amended our unsecured $12.0 million line of credit to revise certain financial covenants and extend the maturity date to March 31, 2003. On September 26, 2002, our secured line of credit was amended to provide for a temporary increase through December 1, 2002 from $23.0 million to $33.0 million and to extend the maturity date to March 31, 2003.

     On December 17, 2002, our unsecured $12.0 million and secured $23.0 million lines of credit were retired in full and replaced by a $45.0 million revolving line of credit maturing on December 31, 2005, secured by eligible accounts receivable. Borrowings under the line of credit agreement bear interest at the prime rate or LIBOR plus 1.5% to 2.0%. We are required to pay an unused loan fee of 0.25% on any unused portions of the revolving line of credit. As of March 31, 2003 we had outstanding borrowings of $45.0 million with a weighted average interest rate of 3.1%. Fees paid during the fiscal year ended March 31, 2003 totaled approximately $24,000. As of June 24, 2003, our borrowings were approximately $22.0 million under the revolving line of credit.

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

     We are involved in various claims and lawsuits incidental to our business, and we believe that the outcome of these matters individually and in the aggregate will not have a material adverse effect on our consolidated financial position or results of operations.

     The following summarizes our contractual obligations as of March 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                                    Less Than                                  After
Contractual Obligations                 Total        1 Year       1-3 Years     3-5 Years     5 Years
-----------------------                -------      ---------     ---------     ---------     --------
Line of Credit ....................    $45,000       $45,000       $    --       $    --      $    --
Operating Leases ..................     54,498         9,484        15,018        12,967       17,029
Capital Lease Obligations .........         20            12             8            --           --
                                       -------       -------       -------       -------      -------
                                       $99,518       $54,496       $15,026       $12,967      $17,029
                                       =======       =======       =======       =======      =======

     Although the line of credit matures in December 2005, we classify the instrument as a current liability as we intend to pay the outstanding balance within one year.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are disclosed in Note 1 in the Notes to our Consolidated Financial Statements. Certain of our policies require the application of judgment in making estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and disclosures made in the accompanying notes. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, inventories and long-lived assets. Those estimates and assumptions are based on historical experience, information received from third parties and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from estimates made. Our critical accounting policies include:

Revenue Recognition and Accounts Receivable

     We recognize revenue upon delivery of merchandise to customer locations for our wholesale distribution business and upon shipment to the customer for our contract distribution business. Included in our net sales are primarily sales of product, principally books, and to a lesser extent music CDs, CD-ROMs and prerecorded audiocassettes. We also include in net sales the gross revenue earned as part of our contract distribution business. Our net sales also incorporate offsets for discounts, allowances, rebates and sales returns. Effective April 1, 2002, we record revenues related to co-op advertising services provided to customers in net sales and include related expenses in cost of goods sold. In prior periods, due to the insignificance of the amounts involved, we recorded co-op advertising payments received, offset by related expenses, within distribution and administrative expenses.

     We recognize revenue from our contract distribution activities on a gross basis, in accordance with Emerging Issues Task Force Issue ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." This statement provides reporting standards for revenue and costs of sales depending on a number of factors or characteristics. We believe gross revenue reporting is appropriate because we are the primary obligor, have latitude in establishing price, can determine product specification and have credit and physical loss inventory risk.

     Consistent with industry practice, significant portions of our products are sold to customers with the right of return. The level of actual returns can be influenced by many factors, including the quality of title selection, the strength and availability of the titles, as well as volatility of the ultimate sell-through in the retail marketplace. In recording adjustments to sales for estimated returns, we consider these factors as well as historical return patterns of the titles, reports of the quantities of titles at our key customer locations from our VMI system, and industry trends. Actual product returns may differ from our estimates. We have provided allowances of $7.2 million and $6.5 million as of March 31, 2003 and 2002, respectively, for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions.

     We record allowances for doubtful accounts for estimated losses resulting from our customers' inability to pay amounts owed. If the financial condition of one or more of our customers were to deteriorate, we may be required to record additional allowances or write-off all or a portion of the amount due us. We have provided allowances for uncollectible trade accounts receivable of $2.4 million and $2.7 million as of March 31, 2003 and 2002, respectively.

Inventories

     Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audiocassettes purchased for resale. Inventories are stated at the lower of cost (first-in, first-out) or market value. A majority of our inventories carry the right of return to publishers. As of March 31, 2003 and 2002, approximately 68% of our inventories carried the right of return to publishers. For the portion of our inventories that do not have the right of return, we estimate, based upon historical results and our evaluation of current market conditions, a provision for the markdown of inventories. Our contract distribution activities carry most of its inventory on consignment.

Impairment of Long-Lived Assets

     Statement of Financial Accounting Position ("SFAS") No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We adopted this statement effective April 1, 2002 and ceased amortization of goodwill at that date. We completed our initial impairment test for goodwill during the fiscal quarter ended September 28, 2002 and determined that the carrying amount of goodwill was not impaired. Under the provisions of SFAS No. 142, we test goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that impairment losses be recognized when the carrying value of an asset is not recoverable and exceeds its fair value. Our policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of long-lived assets on the basis of estimated undiscounted future cash flows and other factors. If such an evaluation were to indicate an impairment of these assets, such impairment would be recognized by a write-down of the applicable asset to its estimated fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We adopted this statement effective April 1, 2002 and ceased amortization of goodwill at that date. We completed our initial impairment test for goodwill during the fiscal quarter ended September 28, 2002 and determined that the carrying amount of goodwill was not impaired. Under the provisions of SFAS No. 142, we will test goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired. We have disclosed the effects of adopting SFAS 142 in the Notes to our Consolidated Financial Statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We plan to adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We do not expect the adoption of SFAS No. 143 to have a significant impact on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). We adopted SFAS No. 144 effective April 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will apply the provisions of SFAS No. 146 for exit or disposal activities that initiated after December 31, 2002. The adoption of SFAS No. 146 would result in recognizing the cost of future restructuring activities over a period of time rather than in one reporting period. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FIN No. 34. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As we have continued using APB No. 25 to account for stock-based employee compensation, we have followed only the disclosure provisions of SFAS No. 148 for the fiscal year ended March 31, 2003.

     In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the second quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

RELATED PARTY TRANSACTIONS

     We have not engaged in any related party transactions that have had a material effect on our financial position, cash flows or results of operations.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and the increase or decrease in the amount of interest expense we must pay with respect to our revolving line of credit. Our risk associated with fluctuating interest expense is limited to our borrowings under our revolving line of credit agreement and fluctuations in the prime and LIBOR rates. Fluctuations in interest rates may affect the ending fair value of our investments, anticipated future cash flows, interest expense paid and the realization of earnings from investments. Our cash equivalents typically consist of highly liquid short-term investments that are typically held for the duration of the respective instrument. Due to the short-term nature of our investments, we believe that any change in interest rates would not have a material impact on our cash equivalents. As of March 31, 2003, our investments scheduled to mature within one year are approximately $0.7 million and our investments scheduled to mature within one to three years are approximately $0.8 million. We do not utilize derivative financial instruments or other market risk sensitive instruments, positions, or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

     We are subject to foreign currency exposure due to the operation of our foreign subsidiaries, which generally enter into transactions denominated in their respective functional currencies. Our primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which we have foreign currency exposure are the British pound, Mexican peso, and the Australian, Canadian and Singapore dollar. We generally view as long term our investments in our wholly owned foreign subsidiaries. As a result, we do not utilize any hedging transactions against these net investments. We believe that the risk associated with our foreign currency exposure is not material on a consolidated basis.

     We have been subject to relatively low prevailing inflation rates in all countries in which we operate, with the exception of Mexico, during Fiscal 2003, 2002 and 2001. We have generally been able to adjust our selling prices in all countries in which we operate to offset increased costs of merchandise and we expect to be able to continue to do so in the foreseeable future. While our Mexico operations are not a significant part of our overall activities, the continued high rates of inflation in Mexico may result in future foreign currency exchange losses.

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

     We wish to caution readers that, with the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the publishing industry as well as the warehouse club and retail industries and their sensitivity to changes in general economic conditions, our concentration of sales and credit risk with two customers, our ability to impact customer return rates, continued successful results from the VMI program, changes in technology affecting the book publishing, wholesaling, and distribution business, currency and other risks related to foreign operations, expansion plans, the management of our growth, the results of financing efforts, and other factors discussed in the Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. See "Risk Factors." Such factors could affect our actual results during Fiscal 2003 and beyond and cause such results to differ materially from those expressed in any forward-looking statement. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page
                                                                ----
Independent Auditors' Report ..............................       26
Copy of Report of Independent Public Accountants ..........       27
Consolidated Balance Sheets ...............................       28
Consolidated Statements of Income .........................       29
Consolidated Statements of Stockholders' Equity ...........       30
Consolidated Statements of Cash Flows .....................    31-32
Notes to Consolidated Financial Statements ................    33-51

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Advanced Marketing Services, Inc.

     We have audited the accompanying consolidated balance sheets of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedule for the year ended March 31, 2001, before the inclusion of the additional disclosures described in Note 2 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated July 9, 2001.

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

     In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Advanced Marketing Services, Inc. and subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the 2003 and 2002 basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As described in Note 2 to the financial statements, the Company changed its method of accounting for goodwill as of April 1, 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

     As discussed above, the financial statements of the Company for the year ended March 31, 2001 were audited by other auditors who have ceased operations. As described in Notes 1 and 2 to the financial statements, these financial statements have been revised to include certain additional disclosures required by (1) SFAS No. 148, Accounting for Stock Based Compensation -- Transition and Disclosure, which disclosure provisions were adopted by the Company as of March 31, 2003, and (2) SFAS No. 142, which was adopted by the Company as of April 1, 2002. Our audit procedures with respect to the additional stock-based compensation disclosures in Note 1 to the financial statements pertaining to 2001 included i) agreeing the previously reported net income and pro forma net income amounts to previously issued financial statements and agreeing the adjustments to reported net income, representing stock-based employee compensation expense included in reported net income and total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects, to the Company's underlying records obtained from management and ii) proving the mathematical accuracy of the reconciliation of previously reported net income to pro forma net income and the related pro forma net income per share amounts. Our audit procedures with respect to the additional disclosures in Note 2 to the financial statements pertaining to 2001 included i) agreeing the previously reported net income to the previously issued financial statements and agreeing the adjustment to reported net income, representing amortization expense recognized during the year related to goodwill that is no longer being amortized as a result of initially applying SFAS No. 142, to the Company's underlying records obtained from management and ii) proving the mathematical accuracy of the reconciliation of previously reported net income to adjusted net income and the related adjusted net income per share amounts. In our opinion, such additional disclosures for 2001 in Notes 1 and 2 to the financial statements, as described above, are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such additional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
May 19, 2003

Reprinted below is a copy of an audit report previously issued by Arthur Andersen LLP ("Andersen"). This unedited report has not been reissued by Andersen nor has Andersen consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen is included in this Annual Report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advanced Marketing Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Advanced Marketing Services, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows as revised (see Note 1) for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts As Revised (see Note 1), is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Diego, California
July 9, 2001

                        ADVANCED MARKETING SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2003 AND 2002
                    (Amounts in Thousands, Except Share Data)

                                                                                     2003           2002
                                                                                   --------       --------
ASSETS

Current Assets:
Cash and Cash Equivalents                                                          $ 13,987       $ 21,115
Investments, Available-for-Sale (Note 4)                                                655          2,010
Accounts Receivable, Net of Allowances for Uncollectible Accounts and Sales
 Returns of $9,568 and $9,239 at March 31, 2003 and 2002, respectively              151,274        156,193
Vendor and Other Receivables                                                          6,985          6,485
Inventories                                                                         172,564        123,904
Income Taxes Receivable                                                               2,385             --
Deferred Income Taxes (Note 6)                                                        5,172          7,242
Prepaid Expenses                                                                      3,834          3,439
                                                                                   --------       --------
Total Current Assets                                                                356,856        320,388
Goodwill (Note 2)                                                                    41,865         37,444
Property and Equipment, Net (Note 2)                                                 32,886         30,983
Investments, Available-for-Sale (Note 4)                                                809          3,631

Other Assets                                                                         13,144         10,406
                                                                                   --------       --------
TOTAL ASSETS                                                                       $445,560       $402,852
                                                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line(s) of Credit (Note 5)                                                         $ 45,000       $ 25,000
Accounts Payable                                                                    238,701        223,960
Accrued Liabilities                                                                  19,988         20,046
Income Taxes Payable                                                                     --          1,522
                                                                                   --------       --------
Total Current Liabilities                                                           303,689        270,528
                                                                                   --------       --------
Commitments and Contingencies (Note 7)

Stockholders' Equity:
Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares, Issued
 23,151,000 and 23,009,000 Shares, Outstanding 19,054,000 and 19,275,000
 Shares at March 31, 2003 and 2002, respectively                                         23             23
Additional Paid-In Capital                                                           39,621         37,551
Deferred Compensation (Note 8)                                                         (387)          (609)
Retained Earnings                                                                   123,916        113,503
Cumulative Other Comprehensive Income (Loss) (Note 1)                                   161         (1,953)
Less: Treasury Stock at Cost, 4,097,000 and 3,734,000 Shares at March 31, 2003
 and 2002, respectively                                                             (21,463)       (16,191)
                                                                                   --------       --------
Total Stockholders' Equity                                                          141,871        132,324
                                                                                   --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $445,560       $402,852
                                                                                   ========       ========

The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                  (Amounts in Thousands, Except Per Share Data)

                                                          2003          2002          2001
                                                        --------      --------      --------
 Net Sales                                              $911,625      $756,122      $713,578
 Cost of Goods Sold                                      764,794       637,342       613,988
                                                        --------      --------      --------
Gross Profit                                             146,831       118,780        99,590

 Distribution and Administrative Expenses                129,294        81,276        68,216
                                                        --------      --------      --------
Income From Operations                                    17,537        37,504        31,374

 Interest Income                                             600         1,309         2,310
 Equity in Net Income of Affiliates                          350           287           512
 Interest Expense and Other, Net                            (154)       (1,076)           --
                                                        --------      --------      --------
Income Before Provision for Income Taxes                  18,333        38,024        34,196

 Provision for Income Taxes                                7,158        14,926        13,429
                                                        --------      --------      --------
Net Income                                              $ 11,175      $ 23,098      $ 20,767
                                                        ========      ========      ========
Net Income Per Share:

 Basic                                                  $   0.58      $   1.21      $   1.09
 Diluted                                                $   0.57      $   1.16      $   1.06

Weighted Average Shares Used in
Calculation:

 Basic                                                    19,113        19,132        19,077
 Diluted                                                  19,738        19,935        19,631

The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                             (Amounts in Thousands)

                                                                                               Cumulative
                                      Common    Common                                           Other
                                      Stock      Stock  Additional                           Comprehensive                 Total
                                      Shares    Amount    Paid-In     Deferred     Retained      Income     Treasury   Stockholders'
                                   Outstanding  Issued    Capital   Compensation   Earnings      (Loss)       Stock       Equity
                                   -----------  ------- ----------  ------------  ---------  -------------  --------- --------------
Balance, April 1, 2000               19,361       $22     $31,055      $    --    $ 71,072      $   (54)    $ (6,047)    $ 96,048
Net Income                               --        --          --           --      20,767           --           --       20,767
Foreign Currency Translation             --        --          --           --          --         (771)          --         (771)
Unrealized Loss                          --        --          --           --          --          (17)          --          (17)
                                   -------------------------------------------------------------------------------------------------
Comprehensive Income                                                                                                       19,979
                                   -------------------------------------------------------------------------------------------------
Exercise of Options and Related
 Tax Benefits                           439         1       1,657           --          --           --           --        1,658
Repurchase of Common Stock             (823)       --          --           --          --           --       (9,156)      (9,156)
Employee Stock Purchase Plan             17        --         174           --          --           --           --          174
Deferred Compensation                    --        --       1,107       (1,107)         --           --           --           --
Amortization of Deferred
 Compensation                            --        --          --          277          --           --           --          277
Cash Dividends                           --        --          --           --        (662)          --           --         (662)
                                   -------------------------------------------------------------------------------------------------
Balance, March 31, 2001              18,994        23      33,993         (830)     91,177         (842)     (15,203)     108,318
Net Income                               --        --          --           --      23,098           --           --       23,098
Foreign Currency Translation             --        --          --           --          --       (1,118)          --       (1,118)
Unrealized Gain                          --        --          --           --          --            7           --            7
                                   -------------------------------------------------------------------------------------------------
Comprehensive Income                                                                                                       21,987
                                   -------------------------------------------------------------------------------------------------
Exercise of Options and Related
 Tax Benefits                           333        --       3,383           --          --           --           --        3,383
Repurchase of Common Stock              (65)       --          --           --          --           --         (988)        (988)
Employee Stock Purchase Plan             13        --         175           --          --           --           --          175
Amortization of Deferred
 Compensation                            --        --          --          221          --           --           --          221
Cash Dividends                           --        --          --           --        (772)          --           --         (772)
                                   -------------------------------------------------------------------------------------------------
Balance, March 31, 2002              19,275        23      37,551         (609)    113,503       (1,953)     (16,191)     132,324
Net Income                               --        --          --           --      11,175           --           --       11,175
Foreign Currency Translation             --        --          --           --          --        2,085           --        2,085
Unrealized Gain                          --        --          --           --          --           29           --           29
                                   -------------------------------------------------------------------------------------------------
Comprehensive Income                                                                                                       13,289
                                   -------------------------------------------------------------------------------------------------
Exercise of Options and Related
 Tax Benefits                           128        --       1,382           --          --           --           --        1,382
Repurchase of Common Stock             (363)       --          --           --          --           --       (5,272)      (5,272)
Employee Stock Purchase Plan             14        --         160           --          --           --           --          160
Amortization of Deferred
 Compensation                            --        --          --          222          --           --           --          222
Conversion of Stock Appreciation
 Rights to Warrants                      --        --         528           --          --           --           --          528
Cash Dividends                           --        --          --           --        (762)          --           --         (762)
                                   -------------------------------------------------------------------------------------------------
Balance, March 31, 2003              19,054       $23     $39,621      $  (387)   $123,916      $   161     $(21,463)    $141,871
                                   =================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (As Revised -- See Note 1)
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                             (Amounts in Thousands)

                                                                              2003           2002           2001
                                                                            --------       --------       --------
Net Income                                                                  $ 11,175       $ 23,098       $ 20,767
Adjustments to reconcile net income to net cash provided by operating activities:
 Equity in net income of affiliates                                             (350)          (287)          (512)
 Depreciation and amortization                                                 7,780          4,570          3,946
 Write-off of goodwill                                                           752             --             --
 Loss on disposal of equipment                                                   103             --             --
 Provision for uncollectible accounts and sales returns                        1,914          2,097          2,451
 Markdown of inventories                                                       4,028          1,034          2,592
 Tax benefit from exercise of employee options                                   504          1,539            192
 Deferred income taxes                                                         1,288            (45)          (412)
 Amortization of deferred compensation                                           222            221            277
Changes in working capital components, net of effects of acquisitions:
 (Increase) decrease in:
   Accounts receivable and other receivables                                   6,233        (21,521)       (29,395)
   Inventories                                                               (51,641)       (12,746)        11,348
   Income taxes receivable                                                    (2,385)            --             --
   Other assets                                                               (3,622)        (4,597)        (2,703)
 Increase (decrease) in:
   Accounts payable                                                           11,988         10,167         10,554
   Accrued liabilities                                                          (475)        12,319          3,264
   Income taxes payable                                                       (1,587)        (1,574)           443
                                                                            --------       --------       --------
Net cash (used in) provided by operating activities                          (14,073)        14,275         22,812
                                                                            --------       --------       --------
 Cash used in acquisitions, net of cash acquired                              (3,089)       (31,067)        (5,638)
 Purchases of property and equipment                                          (9,602)       (14,882)       (10,560)
 Purchases of investments, available-for-sale                                 (2,884)        (6,259)        (6,075)
 Sales and redemption of investments, available-for-sale                       7,090          5,024          6,996
                                                                            --------       --------       --------
Net cash used in investing activities                                         (8,485)       (47,184)       (15,277)
                                                                            --------       --------       --------
 Borrowings on lines of credit                                                20,000         25,000             --
 Proceeds from exercise of stock options                                         878          1,844          1,466
 Proceeds from employee stock purchase plan                                      160            175            174
 Purchase of treasury stock                                                   (5,272)          (988)        (9,156)
 Dividends paid                                                                 (762)          (772)          (662)
                                                                            --------       --------       --------
Net cash provided by (used in) financing activities                           15,004         25,259         (8,178)
                                                                            --------       --------       --------
Effect of exchange rate changes on Cash and Cash Equivalents                     426         (1,009)          (718)
                                                                            --------       --------       --------
Decrease in Cash and Cash Equivalents                                         (7,128)        (8,659)        (1,361)

CASH AND CASH EQUIVALENTS, Beginning of year                                  21,115         29,774         31,135
                                                                            --------       --------       --------
CASH AND CASH EQUIVALENTS, End of year                                      $ 13,987       $ 21,115       $ 29,774
                                                                            ========       ========       ========

Supplemental Disclosures of Cash Flow Information:
 Cash Paid for:
  Income Taxes                                                              $  8,911       $ 14,227       $ 13,277
  Interest                                                                  $    747       $     69       $     --

The accompanying notes are an integral part of these consolidated statements.

                                                                     (continued)

                       ADVANCED MARKETING SERVICES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (As Revised -- See Note 1)
          FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001 (Continued)
                             (Amounts in Thousands)

                                                                              2003           2002
                                                                            --------       --------
Supplemental Disclosure of Non-Cash Investing Activities:
 Fair value of assets acquired, other than cash                             $  5,981       $ 65,491
 Liabilities assumed                                                          (2,892)       (34,424)
                                                                            --------       --------
 Cash used in acquisitions, net of cash acquired                            $  3,089       $ 31,067
                                                                            ========       ========
Supplemental Disclosure of Non-Cash Financing Activities:

 Conversion of Stock Appreciation Rights to Warrants                        $    528       $     --

The accompanying notes are an integral part of these consolidated statements.

                        ADVANCED MARKETING SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Advanced Marketing Services, Inc., a Delaware corporation, provides global customized services to book retailers and publishers. We are a leading wholesaler of general interest books and other media to membership warehouse clubs and certain specialty retailers, certain e-commerce companies and traditional bookstores. In conjunction with our product sales, we provide product selection advice, vendor managed inventory ("VMI") services, specialized merchandising and product development services, and logistical and handling services to membership warehouse clubs and other retailers operating in the United States of America ("U.S."), Canada, Mexico, the United Kingdom ("U.K."), Australia, Singapore and certain other Pacific Rim countries. With our Fiscal 2002 acquisition of Publishers Group West, Inc. ("PGW"), we are the largest independent contract distributor for small-to-medium size publishers in North America. We also engage in proprietary publishing, domestically and internationally, over a wide spectrum of book categories. These titles are sold both to our wholesale customers and to retail accounts. References to Advanced Marketing Services, Inc. throughout these Notes to Consolidated Financial Statements are made using the first person notations of "we," "our," or "us."

PRINCIPLES OF CONSOLIDATION

     The accompanying Consolidated Financial Statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the assets, liabilities, revenues and expenses of all wholly owned subsidiaries over which we exercise control. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates (20-50% owned companies) are accounted for using the equity method of accounting.

     We have historically reported the results of our wholly owned subsidiaries and our equity in the income of unconsolidated affiliates one month in arrears. During the fourth quarter of Fiscal 2003, we synchronized the results of our U.K., Australia, and Singapore subsidiaries thereby including an additional month of activity for a total of thirteen months of results for those subsidiaries. The effect of including the additional month of activity for those subsidiaries was immaterial to our consolidated results of operations. Our Mexico subsidiary and our equity investments in affiliates continue to be reported one month in arrears. We ultimately plan to synchronize the reporting periods of all subsidiaries and equity method investments.

REVISED STATEMENT OF CASH FLOWS

     Subsequent to the issuance of our Fiscal 2001 financial statements, we discovered a misclassification within our Consolidated Statements of Cash Flows. The misclassification, in the amount of approximately $3.6 million, was contained within the Cash Flows from Operating Activities and resulted in an overstatement of the provision for uncollectible accounts and sales returns and an equal overstatement of the increase in accounts receivable-trade. Accordingly, our Fiscal 2001 Consolidated Statement of Cash Flows was revised to correct this misclassification. The revision had no impact on the previously reported Net Cash Provided by Operating Activities or on our Consolidated Balance Sheets or Statements of Income. The revision was filed on Form 10-K/A on July 10, 2001.

SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. We operate primarily in the book distribution industry through various operating segments, principally defined by geographic region, which have been aggregated into a single reportable segment because of the similarity of their activities and economic characteristics.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (continued)

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

FOREIGN CURRENCY TRANSLATION

     The balance sheet accounts of our foreign operations are translated from their respective foreign currencies into U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate during the respective period. The effects of the translation are recorded as a component of cumulative other comprehensive income. Exchange gains and losses arising from transactions denominated in foreign currencies are included in the Consolidated Statements of Income. We view our investments in our wholly owned foreign subsidiaries as long-term and do not provide for U.S. taxes on foreign currency translation because such amounts are considered to be invested indefinitely.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

CASH AND CASH EQUIVALENTS

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds and short-term municipal instruments.

INVESTMENTS, AVAILABLE-FOR-SALE

     Based on the nature of the assets held by us and our investment strategy, investments have been classified as available-for-sale. We determine the appropriate classification of debt securities at the time of purchase. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported as a separate component of comprehensive income. As of March 31, 2003 and 2002, we had no investments that were classified as trading or held-to-maturity as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value and are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. We do not provide for U.S. income taxes on unrealized gains, as amounts are not considered material.

     We invest our excess cash principally in debt securities issued by the U.S. federal government and state and local municipalities. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (continued)

ACCOUNTS RECEIVABLE ALLOWANCES

     Consistent with industry practice, a significant portion of our sales are made to customers with the right of return. The level of actual returns can be influenced by many factors, including the quality of the title selection, the strength and availability of the titles, as well as volatility of the ultimate sell-through in the retail marketplace. In recording adjustments to sales for estimated returns, we consider these factors as well as historical return patterns of the titles, reports of the quantities of titles at our customer locations from our vendor managed inventory ("VMI") system, and industry trends. Actual product returns may differ from our estimates. We have provided allowances of $7.2 million and $6.5 million as of March 31, 2003 and 2002, respectively, for the gross profit effect of estimated future sales returns after considering historical results and evaluating current conditions.

     We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide for losses resulting from collecting less than full payment on our receivables. Individual overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, and the aging of our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of one or more of our customers were to deteriorate, we could be required to record additional allowances or write-off all or a portion of the amounts due us. We have provided allowances for uncollectible trade accounts receivable of $2.4 million and $2.7 million as of March 31, 2003 and 2002, respectively.

CONCENTRATIONS OF CREDIT RISK

     A substantial portion of our revenue is generated from a limited number of customers. Our two largest customers represented approximately 30% and 29% of net sales in Fiscal 2003, 37% and 34% of net sales in Fiscal 2002 and 38% and 38% of net sales in Fiscal 2001. Additionally, in Fiscal 2003, our third largest customer accounted for approximately 13% of net sales. No other customers accounted for 10% or more of our net sales during these years. These three customers together accounted for approximately 73% of accounts receivable balances as of March 31, 2003. Our two largest customers accounted for approximately 71% of our accounts receivable balances as of March 31, 2002.

VENDOR AND OTHER RECEIVABLES

     Vendor and other receivables primarily consist of amounts due from vendors for purchase rebates and for merchandise returned to vendors. Included in vendor and other receivables is a note receivable from our affiliate, Raincoast Book Distribution, Limited ("Raincoast Books"). See Note 13, Related Party Transactions.

INVENTORIES

     Inventories consist primarily of books and, to a lesser extent, music CDs, CD-ROMs and prerecorded audiocassettes purchased for resale. Inventories are stated at the lower of cost (first-in, first-out) or market value. A majority of our inventories carry the right of return to publishers. As of March 31, 2003 and 2002, approximately 68% of our inventories carried the right of return to publishers. For the portion of our inventories that do not have the right of return, we estimate, based upon historical results and our evaluation of current conditions, a provision for the markdown of inventories. Our allowance for the markdown of inventories amounted to approximately $8.9 million and $6.7 million as of March 31, 2003 and 2002, respectively. Most of our contract distribution activities carry inventory on consignment.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (continued)

LONG-LIVED ASSETS

     SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We adopted this statement effective April 1, 2002 and ceased amortization of goodwill at that date. We completed our initial impairment test for goodwill during the fiscal quarter ended September 28, 2002 and determined that the carrying amount of goodwill was not impaired. Under the provisions of SFAS No. 142, we test goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that impairment losses be recognized when the carrying value of an asset is not recoverable and exceeds its fair value. Our policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of long-lived assets on the basis of estimated undiscounted future cash flows and other factors. If such an evaluation were to indicate an impairment of these assets, such impairment would be recognized by a write-down of the applicable asset to its estimated fair value.

REVENUE RECOGNITION

     We recognize revenue upon delivery of merchandise to customer locations for our wholesale distribution business and upon shipment to the customer for our contract distribution business based on the contractual terms for passage of title. Included in our net sales are primarily sales of product, principally books, and to a lesser extent music CDs, CD-ROMs and prerecorded audiocassettes. We also include in net sales the gross revenue earned as part of our contract distribution business. Our net sales also incorporate offsets for discounts, allowances, rebates and sales returns. Effective April 1, 2002, we record revenues related to our co-operative "co-op" advertising services provided to customers in net sales and include related expenses in cost of goods sold. In prior periods, due to the insignificance of the amounts involved, we recorded co-op advertising payments received, offset by related expenses, within distribution and administrative expenses. Co-op advertising revenue earned from customers is recognized at the time that we complete our obligation with respect to the service. For advertising that we produce in-house, revenue is recognized at the time the advertising material is mailed to the end-user. For placement promotions, revenue is recognized in the month placement occurs. For all other promotions, revenue is recognized at the time final promotion or proof of performance is delivered.

     We recognize revenue from our contract distribution activities on a gross basis, in accordance with Emerging Issues Task Force Issue ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." This statement provides reporting standards for revenue and costs of sales depending on a number of factors or characteristics. We believe gross revenue reporting is appropriate because we are the primary obligor, have latitude in establishing price, can determine product specification and have credit and physical loss inventory risk.

     In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of goods sold when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. As of January 1, 2003, we adopted EITF No. 02-16 for our co-op advertising services provided to vendors, which we determined to meet the criteria noted in the literature. As of the date of adoption, amounts derived from co-op advertising services provided to vendors are recorded net against related expenses in cost of goods sold. Additionally, we performed a calculation to determine the relationship of excess cash consideration paid by vendors exceeding identifiable costs ("net profit") from co-op advertising to total purchases and ending inventory values as of the adoption date and as of March 31, 2003. To properly match inventory sell-through with the co-op advertising allowance, we calculated the portion of the net profit which should not be recognized because of related inventory on-hand. We recorded an adjustment to reflect the amount of such deferral as an offset to

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (continued)

REVENUE RECOGNITION (continued)

inventory until such time as the inventory has sold-through. Both adjustments had an insignificant impact on our financial position, results of operations and cash flows for the fiscal year ended March 31, 2003. Due to its insignificance, the cumulative effect of the accounting change is included net with cost of goods sold. We anticipate that EITF No. 02-16 will continue to have an insignificant impact on our financial position, results of operations and cash flows in future periods.

     Our policy is to include all amounts billed to customers for shipping and handling in net sales and costs related to shipping and handling as part of distribution and administrative expenses in our accompanying Consolidated Statements of Income. EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," allows for the presentation of shipping and handling expenses in line items other than cost of sales, but the amounts must be disclosed. In the fiscal years ended March 31, 2003 and 2002, we included approximately $21.0 million and $14.0 million, respectively, related to shipping and handling costs within distribution and administrative expenses in the accompanying Consolidated Statements of Income.

INCOME TAXES

     We account for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     We have two stock-based compensation plans, which are described more fully in Note 9. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require us to record compensation cost for stock-based employee compensation plans at fair value. We have adopted the disclosure-only provision of SFAS No. 123. Accordingly, compensation expense has only been recognized for stock options granted to employees when the exercise price was below fair market value on the date of grant. Had compensation expense been recorded for options granted in Fiscal 2003, 2002 and 2001 using the fair value method under SFAS No. 123, our net income and basic and diluted net income per share would have been decreased to the following amounts (in thousands, except per share data):

                                                                                     Years Ended March 31,
                                                                              ---------------------------------
                                                                               2003         2002         2001
                                                                              -------      -------      -------
Net income as reported ..................................................     $11,175      $23,098      $20,767
Stock-based employee compensation expense included in reported net
 income, net of related tax effects .....................................         134          134          167
Less: Total stock-based employee compensation expense determined
 under fair value based method for all awards, net of related tax effects      (3,458)      (2,644)      (1,549)
                                                                              -------      -------      -------
Pro forma net income ....................................................     $ 7,851      $20,588      $19,385
                                                                              =======      =======      =======
Net income per basic share:
 As reported ............................................................     $  0.58      $  1.21      $  1.09
 Pro forma ..............................................................     $  0.41      $  1.08      $  1.02
Net income per diluted share:
 As reported ............................................................     $  0.57      $  1.16      $  1.06
 Pro forma ..............................................................     $  0.40      $  1.03      $  0.99

     See Note 9 for a discussion of the assumptions used in the Black Scholes option pricing and estimated fair value of employee stock options.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE INFORMATION

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

     The following financial data summarizes information relating to the per share computations (in thousands, except per share data):

                                                                                   Years Ended March 31,
                                                                           -------------------------------------
                                                                            2003           2002           2001
                                                                           -------        -------        -------
   Net Income .......................................................      $11,175        $23,098        $20,767
                                                                           =======        =======        =======
   Weighted Average Common Shares Outstanding .......................       19,113         19,132         19,077
                                                                           -------        -------        -------
   Basic Earnings Per Share .........................................      $  0.58        $  1.21        $  1.09
                                                                           =======        =======        =======
   Weighted Average Common Shares Outstanding .......................       19,113         19,132         19,077
   Dilutive Common Stock Options ....................................          625            803            554
                                                                           -------        -------        -------
   Total Diluted Weighted Average Common Shares Outstanding .........       19,738         19,935         19,631
                                                                           -------        -------        -------
   Diluted Earnings Per Share .......................................      $  0.57        $  1.16        $  1.06
                                                                           =======        =======        =======

     Basic earnings per share is calculated based upon the weighted average number of shares outstanding during the year, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants and contingently issuable shares.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We adopted this statement effective April 1, 2002 and ceased amortization of goodwill at that date. We completed our initial impairment test for goodwill during the fiscal quarter ended September 28, 2002 and determined that the carrying amount of goodwill was not impaired. Under the provisions of SFAS No. 142, we will test goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We plan to adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We do not expect the adoption of SFAS No. 143 to have a significant impact on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). We adopted SFAS No. 144 effective April 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will apply the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 would result in recognizing the cost of future restructuring activities over a period of time rather than in one reporting period. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FIN No. 34. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As we have continued using APB No. 25 to account for stock-based employee compensation, we have followed only the disclosure provisions of SFAS No. 148 for the fiscal year ended March 31, 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the second quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. BALANCE SHEET DETAILS

GOODWILL

     Goodwill is summarized by geographic region as follows (in thousands):

                                                        As of March 31,
                                                     --------------------
                                                       2003         2002
                                                     -------      -------
      United States .............................    $32,808      $31,041
      United Kingdom ............................      7,482        5,052
      Australia .................................      1,575        1,351
                                                     -------      -------
      Total Goodwill ............................    $41,865      $37,444
                                                     =======      =======

     Under SFAS No. 142, we are required to test all existing goodwill for impairment on a "reporting unit" basis. A reporting unit is an operating segment or one level below an operating segment (the "component" level), where we prepare and regularly review discrete financial information, in which case such component is the reporting unit. Our reporting units are defined as our geographic regions. We completed our initial impairment test for goodwill during the fiscal quarter ended September 28, 2002. This test confirmed that the fair value of the net assets of each of our reporting units was equal to or greater than the carrying value and, accordingly, no goodwill impairment loss existed at the date of adoption of SFAS No. 142, which was April 1, 2002. Our policy is to evaluate, as of March 31 in each fiscal year, the appropriateness of the carrying values of long-lived assets on the basis of estimated undiscounted future cash flows and other factors. No impairment loss was recognized based on the goodwill impairment test performed as of March 31, 2003.

     Changes in the total carrying amount of goodwill during the fiscal years ended March 31, 2003 and 2002 are as follows (in thousands):

                                                                        U.S.     International     Total
                                                                      -------    -------------    -------
  Goodwill as of April 1, 2001 ....................................   $ 2,225       $7,537        $ 9,762
    PGW acquisition -- U.S. .......................................    28,958           --         28,958
    Amortization of goodwill ......................................      (142)        (318)          (460)
    Foreign currency translation ..................................        --         (816)          (816)
                                                                      -------       ------        -------
  Goodwill as of March 31, 2002 ...................................    31,041        6,403         37,444
    Finalization of purchase price allocation -- PGW ..............     1,767           --          1,767
    Write-off of impaired goodwill -- U.K. -- Aspen ...............        --         (752)          (752)
    Cutsound and H.I. Marketing acquisitions goodwill -- U.K. .....        --        2,634          2,634
    Foreign currency translation ..................................        --          772            772
                                                                      -------       ------        -------
  Goodwill as of March 31, 2003 ...................................   $32,808       $9,057        $41,865
                                                                      =======       ======        =======

     On March 26, 2003, our subsidiary, Advanced Marketing (Europe) Limited, received notice from Safeway Stores Plc. ("Safeway"), the sole customer of our subsidiary, Aspen Marketing Communications Limited ("Aspen"), of its intent to terminate Aspen's contract for the supply of books and maps to Safeway as of June 26, 2003. As a result, we have performed a discounted cash flows analysis on that component and, accordingly, have included in our Consolidated Statements of Income approximately $0.8 million related to the write-off of impaired goodwill specifically identifiable to Aspen, which we acquired in August 2000.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. BALANCE SHEET DETAILS (continued)

GOODWILL (continued)

     A reconciliation of previously reported net income and net income per share to amounts that would have been reported if the non-amortization provisions of SFAS No. 142 had been in effect from the beginning of Fiscal 2001 is as follows (in thousands, except per share amounts):

                                                       Years Ended March 31,
                                              -------------------------------------
                                               2003           2002           2001
                                              -------        -------        -------
     Net income
       Net income, as reported .........      $11,175        $23,098        $20,767
         Goodwill amortization .........           --            460            413
                                              -------        -------        -------
       Net income, as adjusted .........      $11,175        $23,558        $21,180
                                              =======        =======        =======
     Net income per share
       Basic -- as reported ............      $  0.58        $  1.21        $  1.09
       Basic -- as adjusted ............      $  0.58        $  1.23        $  1.11
       Diluted -- as reported ..........      $  0.57        $  1.16        $  1.06
       Diluted -- as adjusted ..........      $  0.57        $  1.18        $  1.08

     Recording goodwill amortization expense for the fiscal year ended March 31, 2003 would have decreased our net income by $2.1 million and our basic and diluted earnings per share by $0.11.

PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows (in thousands):

                                                                                        As of March 31,
                                                                                    -----------------------
                                                                   Useful Life        2003           2002
                                                                   ------------     --------       --------
      Computer equipment and software .........................     3-7 yrs         $ 29,695       $  9,523
      Warehouse equipment .....................................      5 yrs            12,114         11,613
      Office furniture and autos ..............................     4-5 yrs            7,136          4,947
      Leasehold improvements ..................................      7 yrs*            4,620          5,869
                                                                                    --------       --------
                                                                                      53,565         31,952
       Less accumulated depreciation and amortization .........                      (22,993)       (16,000)
                                                                                    --------       --------
                                                                                      30,572         15,952
      Assets not yet placed in service ........................                        2,314         15,031
                                                                                    --------       --------
      Property and equipment, net .............................                     $ 32,886       $ 30,983
                                                                                    ========       ========

------------
*Amortized over the lesser of the lease term or the estimated useful life of the asset.

     We account for our internal-use software in accordance with Statement of Financial Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs.

     Assets not yet placed in service consist primarily of capitalized computer equipment and software costs related to additional modifications and further development of the enhancement of our management information systems. Significant components of these systems were placed in service during the second quarter of Fiscal 2003 and the related accumulated capitalized costs are being depreciated on a straight-line basis over a seven-year period ending in July 2009, the expected life of the assets. Additional capitalized costs currently consist of assets not yet placed in service. As such time as the assets are placed in service, they will be depreciated over their useful life ending in July 2009, concurrent with the end date of our systems.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. BALANCE SHEET DETAILS (continued)

PROPERTY AND EQUIPMENT (continued)

     Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current operations. For the fiscal years ended March 31, 2003 and 2002, we recorded depreciation expense of $7.8 million and $4.6 million, respectively.

NOTE 3. INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. We operate primarily in the book distribution industry through various operating segments, principally defined by geographic region, which have been aggregated into a single reportable segment because of the similarity of their activities and economic characteristics.

     Net sales by geographic region are as follows (in thousands):

                                                Years Ended March 31,
                                        ------------------------------------
                                          2003          2002          2001
                                        --------      --------      --------
      United States ................    $827,000      $692,296      $662,101
      United Kingdom ...............      69,245        52,519        43,571
      Australia ....................       8,208         4,149         3,010
      Mexico .......................       6,725         7,008         4,896
      Singapore ....................         447           150            --
                                        --------      --------      --------
                                        $911,625      $756,122      $713,578
                                        ========      ========      ========

     Identifiable assets of our operations in different geographic regions are as follows (in thousands):

                                                    As of March 31,
                                                ----------------------
                                                  2003          2002
                                                --------      --------
      United States ........................    $401,036      $367,187
      United Kingdom .......................      33,308        25,437
      Australia ............................       5,762         5,165
      Mexico ...............................       4,669         4,760
      Singapore ............................         785           303
                                                --------      --------
                                                $445,560      $402,852
                                                ========      ========

NOTE 4. INVESTMENTS, AVAILABLE-FOR-SALE

     Investments, available-for-sale consist principally of debt securities issued by the federal government of the United States of America and state and local municipalities. Available-for-sale securities are stated at fair market value as determined by the most recently traded price of each security at the balance sheet date. The cost and estimated fair market value of investments as of March 31, 2003 and 2002 are as follows (in thousands):

                                                  Gross          Gross
                                  Amortized     Unrealized     Unrealized     Estimated
                                    Cost          Gains          Losses       Fair Value
                                  ---------     ----------     ----------     ----------
March 31, 2003 ..............      $1,442          $22            $--          $1,464
                                   ======          ===            ===          ======
March 31, 2002 ..............      $5,648          $--            $ 7          $5,641
                                   ======          ===            ===          ======

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. INVESTMENTS, AVAILABLE-FOR-SALE (continued)

     As of March 31, 2003, we had investments in debt securities amounting to approximately $0.7 million that were scheduled to mature within one year and approximately $0.8 million that were scheduled to mature within one to three years. We do not provide for U.S. income taxes on unrealized gains and losses, as amounts are not considered significant.

     We had no material realized gains or losses on sales of short-term investments for the fiscal years ended March 31, 2003, 2002 and 2001.

NOTE 5. LINES OF CREDIT

     On January 11, 2002, we amended our existing, unused unsecured $12.0 million line of credit to revise certain financial covenants. Additionally at that time we entered into a secured revolving credit agreement with the same financial institution. The secured revolving credit agreement was amended on January 31, 2002 to provide up to $23.0 million through June 30, 2002 and $13.0 million thereafter through its August 31, 2002 maturity date, as secured by eligible accounts receivable. Borrowings under both revolving credit agreements bore interest at the bank's prime rate or LIBOR plus 1.5%. We were required to pay an unused loan fee of 0.25% on any portion of the loans available but not drawn. As of March 31, 2002, we had outstanding borrowings of $25.0 million with a weighted average interest rate of 3.4% and an additional $10.0 million available, but not drawn, under our lines of credit. Fees paid during the fiscal year ended March 31, 2002 totaled approximately $30,000.

     On July 10, 2002, we amended our unsecured $12.0 million line of credit to revise certain financial covenants and extend the maturity date to March 31, 2003. On September 26, 2002, our secured line of credit was amended to provide for a temporary increase through December 1, 2002 from $23.0 million to $33.0 million and to extend the maturity date to March 31, 2003.

     On December 17, 2002, our unsecured $12.0 million and secured $23.0 million lines of credit were retired in full and replaced by a $45.0 million revolving line of credit maturing on December 31, 2005, secured by eligible accounts receivable. Borrowings under the line of credit agreement bear interest at the prime rate or LIBOR plus 1.5% to 2.0%. We are required to pay an unused loan fee of 0.25% on any unused portions of the revolving line of credit. As of March 31, 2003 we had outstanding borrowings of $45.0 million with a weighted average interest rate of 3.1%. Fees paid during the fiscal year ended March 31, 2003 totaled approximately $24,000. As of June 24, 2003, our borrowings were approximately $22.0 million under the revolving line of credit.

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

NOTE 6. INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):

                                               Years Ended March 31,
                                          -----------------------------------
                                           2003          2002          2001
                                          -------       -------       -------
  Current:
  Federal ............................    $ 4,883       $12,396       $11,182
  State ..............................        987         2,575         2,659
  Deferred:
  Federal ............................        916           (37)         (339)
  State ..............................        372            (8)          (73)
                                          -------       -------       -------
                                          $ 7,158       $14,926       $13,429
                                          =======       =======       =======

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. INCOME TAXES (continued)

     A reconciliation of income taxes calculated at the statutory federal income tax rate of 35% to the provision for income taxes is as follows (in thousands):

                                                                    Years Ended March 31,
                                                              --------------------------------
                                                                2003        2002         2001
                                                              -------     -------      -------
      Income Taxes at Statutory Federal Rate .............    $ 6,417     $13,308      $11,968
      State Income Taxes, Net of Federal Benefit .........        687       1,669        1,690
      Tax-Exempt Interest and Dividend Income ............        (92)       (195)        (393)
      Other ..............................................        146         144          164
                                                              -------     -------      -------
                                                              $ 7,158     $14,926      $13,429
                                                              =======     =======      =======

     The temporary differences that give rise to deferred income tax assets (liabilities) are as follows (in thousands):

                                                                               As of March 31,
                                                                            ---------------------
                                                                              2003         2002
                                                                            -------       -------
      Inventory Reserves ..............................................     $ 4,126       $ 3,083
      Allowances for Sales Returns and Uncollectible Accounts .........       2,404         2,667
      Deferred Compensation ...........................................       2,227         1,849
      Accrued Liabilities .............................................       1,296         1,160
      Vacation Payable and Accrued Compensation .......................         412           455
      Depreciation and Amortization ...................................      (6,310)       (2,250)
      Other ...........................................................       1,017           278
                                                                            -------       -------
                                                                            $ 5,172       $ 7,242
                                                                            =======       =======

NOTE 7. COMMITMENTS AND CONTINGENCIES

     We lease facilities and some equipment under non-cancelable operating leases. Rent expense for the fiscal years ended March 31, 2003, 2002 and 2001 amounted to approximately $9.0 million, $7.5 million and $5.3 million, respectively. The leases have initial expiration dates ranging from 2003 to 2012. Some of the leases contain renewal options, termination options and periodic adjustments of the minimum monthly rental payments.

     As of March 31, 2003, the aggregate future minimum rentals are as follows (in thousands):

Year Ending March 31,
-----------------------------
2004 ............................................    $ 9,484
2005 ............................................      8,258
2006 ............................................      6,760
2007 ............................................      6,926
2008 ............................................      6,041
Thereafter ......................................     17,029
                                                     -------
                                                     $54,498
                                                     =======

     We indemnify our directors and officers to the maximum extent permitted under state law. We maintain insurance coverage subject to applicable policy limits for these indemnifications. However, there is no limitation on the maximum potential future payments we could be required to make. We have not recorded any liability for these indemnities in the accompanying Consolidated Balance Sheets.

     We are involved from time to time in various claims and lawsuits incidental to our business and management believes that the outcome of these matters individually and in the aggregate will not have a material adverse effect on our consolidated financial position or results of operations.

                       ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. EMPLOYEE BENEFIT PLANS

     We have a qualified 401(k) profit sharing plan covering substantially all of our employees. We match, at a 25% rate, employee contributions up to 4% of compensation. Effective January 1, 2003, we match, at a 50% rate, employee contributions up to 3%. In Fiscal 2003, 2002 and 2001, our matching contributions amounted to approximately $263,000, $153,000 and $126,000, respectively. The plan also permits us to make discretionary contributions as approved by our Board of Directors. Our discretionary contributions amounted to approximately $554,000 for the fiscal year ended March 31, 2001. There were no discretionary contributions for the fiscal years ended March 31, 2003 and 2002.

     We also have a deferred compensation plan, which permits eligible employees, including officers, to defer a portion of their compensation and requires us to make matching contributions and pay accrued interest as provided in the plan. The deferred compensation liability, including our matching contributions and accumulated interest, amounted to approximately $5.7 million and $4.7 million as of March 31, 2003 and 2002, respectively. We fund the deferred compensation plan under a trust agreement through which we pay to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan. The expense associated with the plan, including life insurance costs, amounted to approximately $333,000, $423,000 and $565,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

NOTE 9. STOCK PLANS

Employee Stock Purchase Plan

     In July 1998, we introduced an Employee Stock Purchase Plan ("Purchase Plan"), which permits eligible employees to defer a portion of their compensation in order to purchase shares of our stock. The maximum number of shares that may be purchased under the plan is 337,500 shares, subject to adjustment under certain circumstances. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total number of shares purchased under the Purchase Plan amounted to approximately 14,000, 13,000 and 17,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

1987 and 1995 Stock Option Plans

     We have two stock option plans, the 1987 Stock Option Plan ("1987 Plan") and the 1995 Stock Option Plan ("1995 Plan"), which provide for the grant of incentive or nonqualified stock options to employees and directors. Nonemployee directors are only eligible for nonqualified stock options. We may grant incentive stock options at prices not less than 100% of the fair market value of the shares at the date of grant (110% with respect to optionees who are 10% or more stockholders). Nonqualified options may be granted at prices not less than 85% of the fair market value of such shares at the date of grant. Options granted under the plans become exercisable in installments as determined by the Board of Directors, typically vesting over a five-year period. There were 2,281,500 shares issuable pursuant to options granted under our 1987 Plan and, as of March 31, 1997, no further options may be granted under this plan. As of March 31, 2003, there were 4,693,750 shares issuable pursuant to options granted under our 1995 Plan. The expiration date of the options is determined by the Board of Directors and may not exceed 10 years for incentive options (5 years with respect to optionees who are 10% or more stockholders) and 10 years and 1 day for nonqualified options.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. STOCK PLANS (continued)

1987 and 1995 Stock Option Plans (continued)

     Information with respect to activity under our stock option plans for the fiscal years ended March 31 is as follows:

                                                          1995 Plan                                 1987 Plan
                                         ---------------------------------------     --------------------------------------
                                         Number of     Weighted                      Number of    Weighted
Outstanding                                Shares     Avg. Price     Share Range       Shares    Avg. Price     Share Range
-----------                              ---------    ----------    ------------     ----------  ----------     -----------
As of April 1, 2000 ..................   1,652,925      $ 4.89                        189,264       $1.67
 Granted .............................   1,479,189      $11.34                             --          --
 Exercised ...........................    (359,841)     $ 3.73                        (79,275)      $1.28
 Forfeited ...........................    (151,088)     $ 7.14                             --          --
                                         ---------      ------                        -------       -----
As of March 31, 2001 .................   2,621,185      $ 8.57                        109,989       $1.76
 Granted .............................     643,000      $14.77                             --          --
 Exercised ...........................    (312,931)     $ 5.84                        (20,363)      $1.45
 Forfeited ...........................    (168,841)     $10.00                             --          --
                                         ---------      ------                        -------       -----
As of March 31, 2002 .................   2,782,413      $10.22                         89,626       $1.83
 Granted .............................     463,163      $14.19                             --          --
 Exercised ...........................    (107,510)     $ 7.89                        (20,100)      $1.44
 Forfeited ...........................    (119,806)     $12.49                             --          --
                                         ---------      ------                        -------       -----
As of March 31, 2003 .................   3,018,260      $10.82      $2.52-$22.34       69,526       $1.95       $1.26-$3.31
Exercisable as of March 31, 2003 .....   1,214,799      $ 8.44      $2.52-$22.34       69,526       $1.95       $1.26-$3.31

     Following is a further breakdown of the options outstanding as of March 31, 2003:

                                         Options Outstanding                       Options Exercisable
                           -------------------------------------------------   ----------------------------
                                          Weighted Average       Weighted                       Weighted
                                          Contractual Life        Average                       Average
Range of Exercise Price    Outstanding   Remaining (in yrs)   Exercise Price   Outstanding   Exercise Price
-----------------------    -----------   ------------------   --------------   -----------   --------------
1987 Plan
$ 1.26-$ 1.54............      50,500            1.19             $ 1.45           50,500       $ 1.45
$ 3.31...................      19,026            2.99             $ 3.31           19,026       $ 3.31
                            ---------            ----             ------        ---------       ------
                               69,526            1.79             $ 1.95           69,526       $ 1.95
                            ---------            ----             ------        ---------       ------
1995 Plan
$ 2.52-$ 4.44 ...........     370,946            4.00             $ 4.09          370,727       $ 4.09
$ 5.24-$ 9.88 ...........     774,150            6.86             $ 7.41          404,407       $ 7.36
$11.79-$15.75 ...........   1,751,664            7.93             $13.24          417,065       $12.81
$16.20-$17.74 ...........      94,500            8.76             $17.52           17,200       $17.65
$20.50-$22.34............      27,000            9.01             $20.81            5,400       $20.81
                            ---------            ----             ------        ---------       ------
                            3,018,260            7.31             $10.82        1,214,799       $ 8.44
                            ---------            ----             ------        ---------       ------
Total ...................   3,087,786            4.69             $10.62        1,284,325       $ 8.09
                            =========            ====             ======        =========       ======

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. STOCK PLANS (continued)

     The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values, at the date of grant, for options granted during the fiscal years ended March 31, 2003, 2002, and 2001. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions as follows:

                                                          2003              2002             2001
                                                       ----------        ----------         ------
      Risk free interest ..........................    2.95-4.65%        3.91-4.93%          6.10%
      Expected dividend yield .....................         0.28%             0.20%          0.54%
      Expected life of options ....................         5 yrs             5 yrs          5 yrs
      Expected volatility of stock price ..........       109.66%            89.95%         76.49%

     The weighted-average fair value of options granted during the fiscal years ended March 31, 2003 and 2002 amounted to $11.13 and $11.95, respectively.

Deferred Compensation Under 1995 Stock Option Plan

     We recognized deferred compensation for certain stock options previously granted under our 1995 Plan equal to the excess of the fair market value at the date of grant over the exercise price. The compensation is being amortized to expense over the vesting period of the options, and we have expensed approximately $222,000, $221,000 and $277,000 for each of the fiscal years ended March 31, 2003, 2002 and 2001, respectively. The net balance of the remaining deferred compensation has been recorded as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets.

NOTE 10. EQUITY TRANSACTIONS

     On July 22, 1999, we adopted a stock repurchase program pursuant to which we may repurchase in open market or private transactions, from time to time, based upon existing market conditions, shares of our common stock having an aggregate cost not to exceed $5.0 million or 450,000 shares. Our Board of Directors has authorized as of the announcement dates listed below, increases to shares in the stock repurchase program as follows:

Announcement Date                               Shares Authorized
-----------------                               -----------------
July 22, 1999 ..............................          450,000(a)
March 16, 2000 .............................          525,000
July 27, 2000 ..............................          525,000
May 25, 2001 ...............................          350,000
February 3, 2003 ...........................          325,000
                                                    ---------
Total ......................................        2,175,000
                                                    =========

------------
(a) 450,000 shares on July 22, 1999 represent initial adoption of repurchase program and authorization.

     The total number of shares of common stock currently remaining authorized for repurchase under the stock repurchase program is approximately 500,000 shares. Under the stock repurchase program, we have repurchased approximately 1,675,000 shares at an average market price of approximately $11.54. The stock repurchase program has no expiration date and will be financed through internal funds.

     During Fiscal 2001, we purchased approximately 684,000 shares of our stock from our Chairman for approximately $7.5 million, which reflects a 10% discount from the average market price for a specified period.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10. EQUITY TRANSACTIONS (continued)

Conversion of Stock Appreciation Rights to Warrants

     In Fiscal 1999, we issued 47,250 warrants treated as stock appreciation rights for accounting purposes (1999 "SARs") with an exercise price of $9.33 to Raincoast Books principals as part of the purchase of our equity investment in Raincoast Books. In Fiscal 2002, 6,300 of the 1999 SARs were exercised and paid, leaving 40,950 1999 SARs available for exercise. In Fiscal 2002, we issued 30,000 warrants treated as stock appreciation rights (2002 "SARs") with an exercise price of $17.74 to Raincoast Books principals as part of the Raincoast Books purchase of the Canadian business of PGW. The SARs were indexed to our stock but can be exercised for the exercisable portion of the appreciation in our stock's fair value from the date of grant to the date of exercise. The SARs were valued using the Black-Scholes option pricing model with volatility, risk free interest rates, expected dividend yield, and expected lives similar to our calculations for option fair value. Changes in fair value were recorded, at each balance sheet date, as an increase or decrease to liabilities with the offset to interest expense and other on the accompanying Statements of Income in our Consolidated Financial Statements. None of the SARs have voting rights. The SARs become exercisable over a five-year period and expire ten years from the date of grant.

     On March 25, 2003, we converted all of the SARs to warrants, exercisable for stock, with no other changes in terms. Fair value as of the conversion date was calculated and resulted in an increase to income recorded as part of interest expense and other in the accompanying Statements of Income of approximately $182,000 in the fourth quarter of Fiscal 2003. The following assumptions were used as of the date of conversion: risk-free interest rate of 4.49%; dividend yield of 1.33%; volatility factor of 77.50%; and a weighted average expected life of the warrants of ten years. Accordingly, the $528,000 outstanding obligation relating to the SARs at the conversion date was reclassified from liabilities to additional paid-in capital.

Shares Reserved for Future Issuance

     As of March 31, 2003, we have reserved shares of common stock for future issuance as follows:

         Employee Stock Purchase Plan ...................      269,526
         Stock Option Plan -- 1987 Plan .................      120,285
         Stock Option Plan -- 1995 Plan .................    3,373,656
         Warrants .......................................       70,950
                                                             ---------
         Total Reserved Shares ..........................    3,834,417
                                                             =========

NOTE 11. INVESTMENTS IN AFFILIATES

     We make strategic investments intended to promote our world-wide publishing and book distribution business. We regularly monitor and evaluate the realizable value of our investments. If events or circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we record a charge to equity in net income of affiliates. Our investments in affiliates are included as part of other assets in the accompanying Consolidated Balance Sheets.

     In June 2001, we acquired a 25% equity interest in The Templar Company, PLC ("Templar") for approximately $1.4 million. Located in the U.K., Templar is a designer of children's books that incorporate sophisticated pop-up pictures using high quality art, including the award-winning Maurice Pledger wildlife series. Templar markets its products world-wide.

     In September 1999, we acquired a 25% equity interest in Raincoast Books, a leading Canadian book distributor, for approximately $0.9 million. Headquartered in Vancouver, British Colombia, Raincoast Books has the exclusive distribution rights for approximately 40 publishers in Canada. In addition, Raincoast Books, through its own proprietary imprint label, publishes a wide variety of books.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. ACQUISITIONS

H.I. MARKETING LIMITED and CUTSOUND LIMITED

     On December 6, 2002, our subsidiary, Advanced Marketing (Europe) Limited, acquired all of the outstanding capital stock of two British book distributors, H.I. Marketing Limited ("H.I. Marketing") and Cutsound Limited ("Cutsound"), which does business as Airlift Book Company, for cash consideration of $1.9 million and $1.5 million, respectively, subject to customary post-closing adjustments. These acquisitions were designed to expand our global reach with respect to our independent contract distribution business, consistent with our strategic plan. The acquisitions have been accounted for under the purchase method of accounting with all of the purchase price funded by available cash on hand.

     H.I. Marketing is engaged in the distribution of books in the U.K. on behalf of approximately 20 U.S. and U.K. publishers and is currently the U.K. marketing representative for PGW. Cutsound is engaged in the distribution of books in the U.K. to traditional and non-traditional book markets for more than 100 small to medium-sized publishers of primarily alternative books in the health and lifestyle category. We intend that the assets of H.I. Marketing and Cutsound will be used in a manner generally consistent with the use of such assets by H.I. Marketing and Cutsound prior to the consummation of the acquisitions.

     The financial statements reflect the preliminary allocation of the purchase price to the acquired net assets based upon their estimated fair values as of the acquisition date. The results of operations of H.I. Marketing and Cutsound from December 6, 2002 through March 31, 2003 are included in the accompanying Consolidated Statements of Income for the fiscal year ended March 31, 2003. We are in the process of finalizing valuations of the individual assets and liabilities and certain post-closing purchase price adjustments that are not expected to be material.

     Our total purchase price of approximately $3.5 million, including acquisition costs of approximately $134,000, was used to purchase assets of $3.8 million, primarily accounts receivable; and current liabilities of approximately $2.9 million, primarily accounts payable and accrued liabilities. Goodwill recorded in connection with these acquisitions amounted to approximately $2.6 million. Under SFAS No. 142, goodwill has an indefinite life and will not be amortized. Goodwill related to this acquisition will not be amortized for financial reporting or income tax purposes.

PUBLISHERS GROUP WEST

     On January 31, 2002, we acquired all of the outstanding capital stock of PGW, located in Berkeley, California, for cash consideration of approximately $38.8 million. The acquisition of PGW was designed to further expand our higher-margin contract distribution business consistent with our strategic plan. The transaction was structured as a merger of Nautilus Merger Sub, Inc., our wholly owned subsidiary, with and into Publishers Group Incorporated ("PGI"). PGW is a wholly owned subsidiary of PGI. The acquisition was accounted for using the purchase method of accounting with approximately $25.0 million of the purchase price provided under borrowings from bank lines of credit.

     PGI is a holding company which, through its wholly owned subsidiary PGW, is engaged in the business of marketing and distributing books primarily for independent publishers. Immediately prior to its acquisition by AMS, PGI divested itself of its Avalon Publishing Group Incorporated subsidiary ("Avalon"), a book publisher, and PGW entered into a five-year distribution agreement with Avalon. Concurrent with the Avalon divestiture, PGW sold its Canadian distribution business to a subsidiary of Raincoast Books, our affiliate in which we own a 25% equity interest. The assets of PGW are being used in a manner generally consistent with the use of such assets by PGW prior to the consummation of the acquisition. Goodwill related to this acquisition will not be amortized for financial reporting or income tax purposes.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. ACQUISITIONS (continued)

PUBLISHERS GROUP WEST (continued)

     Our final allocation of purchase price for the acquisition, based upon estimated fair values, was as follows (in thousands):

         Net current assets ...................................................    $ 39,518
         Goodwill .............................................................      30,725
         Other intangible assets ..............................................       3,350
         Property and equipment ...............................................       2,480
         Other non-current assets .............................................         949
                                                                                   --------
          Total assets acquired ...............................................      77,022
                                                                                   --------
         Total liabilities assumed ............................................     (35,101)
                                                                                   --------
         Total purchase price, including acquisition costs of $3.1 million         $ 41,921
                                                                                   ========

     As a result of the final allocation of the purchase price, our goodwill balance of $29.0 million, including capitalized acquisition costs of $3.1 million, as of March 31, 2002 was adjusted during Fiscal 2003 as follows:
$242,000 as a result of finalization of certain balance sheet items; $280,000 as a result of adjustments to the purchase price; $37,000 as a result of additional capitalized costs connected with the acquisition; $773,000 as a result of deferred tax asset adjustments; and $435,000 as a result of additional miscellaneous accruals.

     Unaudited pro forma consolidated net sales for the fiscal years ended March 31, 2002 and 2001 would have been approximately $859.1 million and $822.8 million, respectively. These pro forma amounts assume the PGW acquisition occurred as of April 1, 2000, and such amounts are not necessarily indicative of what actual net sales might have been if the acquisition had been effective as of this date. We have not presented unaudited pro forma net income and earnings per share information, as it is not practicable to do so due to the fact that PGW had previously been combined in a consolidated group of multiple entities for which no consistent, separate entity financial statements were prepared.

     Additionally, in connection with the acquisition, we acquired $3.4 million in other intangible assets, consisting of a publisher's list and a trade name, which will be amortized over their estimated useful lives, determined to be 20 years. Intangible assets amounted to approximately $3.2 million and $3.3 million, net of accumulated amortization of approximately $195,000 and $28,000, at March 31, 2003 and March 31, 2002, respectively.

UNCLE JOHN'S BATHROOM READER

     In August 2000, we acquired certain net assets and the publishing rights of Uncle John's Bathroom Reader for approximately $2.5 million. Uncle John's Bathroom Reader is a series of "info-tainment" books that is distributed through a variety of mass-market outlets. We have integrated this product series together with the assets acquired with our other publishing activities from the date of acquisition. We accounted for the acquisition as a purchase and, accordingly, the assets acquired and the publishing rights assumed from Earthworks Press Inc. were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $2.3 million has been amortized over 20 years. Goodwill related to this acquisition will not be amortized for financial reporting or income tax purposes.

ASPEN BOOK MARKETING

     In August 2000, we acquired certain net assets of the wholesale distribution business of Aspen Marketing Communications Limited -- England ("Aspen") for approximately $3.3 million. Aspen is a distributor of specialty books to the Safeway store chain across the U.K. We accounted for the acquisition as a purchase and, accordingly, the assets acquired from Aspen were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $0.8 million has been amortized over 20 years. Goodwill related to this acquisition will not be amortized for financial reporting or income tax purposes.

                        ADVANCED MARKETING SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13. RELATED PARTY TRANSACTIONS

     On January 31 2002, our affiliate, Raincoast Books, purchased the Canadian distribution business of our subsidiary, PGW, for $0.7 million in a transaction that occurred simultaneously with our purchase of PGW. As of March 31, 2003, we had $0.6 million in a non-interest bearing unsecured promissory note receivable from our affiliate, Raincoast Books. As of March 31, 2003 and 2002, we had $106,000 and $13,000 in accounts receivable with Raincoast Books, respectively. For the fiscal years ended March 31, 2003 and 2002 we had approximately $1.3 million and $0.8 million in net sales to Raincoast Books, respectively.

NOTE 14. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended
                                                ---------------------------------------------------------
                                                June 29,        Sept 28,        Dec 28,         March 31,
                                                  2002            2002            2002            2003
                                                --------        --------        --------        ---------
                                                        Amounts in Thousands (except per share data)
Fiscal 2003
Net Sales ..................................    $191,903        $219,157        $294,833        $205,732
Gross Profit ...............................    $ 29,419        $ 36,393        $ 51,402        $ 29,617
Net Income (Loss) ..........................    $  2,387        $  4,450        $  8,755        $ (4,417)
Net Income (Loss) Per Share:
 Basic .....................................    $   0.12        $   0.23        $   0.46        $  (0.23)
 Diluted ...................................    $   0.12        $   0.23        $   0.45        $  (0.23)
Weighted Average Shares Used in Calculation:
 Basic .....................................      19,284          19,110          19,004          19,053
 Diluted ...................................      20,182          19,602          19,624          19,053

                                                                     Three Months Ended
                                                ---------------------------------------------------------
                                                June 30,        Sept 29,        Dec 29,         March 31,
                                                  2001            2001            2001           2002
                                                --------        --------        --------        ---------
                                                        Amounts in Thousands (except per share data)
Fiscal 2002
Net Sales ..................................    $146,977        $164,200        $267,103        $177,842
Gross Profit ...............................    $ 21,297        $ 25,313        $ 43,719        $ 28,451
Net Income .................................    $  3,084        $  3,712        $ 13,269        $  3,033
Net Income Per Share:
 Basic .....................................    $   0.16        $   0.19        $   0.69        $   0.16
 Diluted ...................................    $   0.16        $   0.19        $   0.67        $   0.15
Weighted Average Shares Used in Calculation:
 Basic .....................................      19,052          19,111          19,130          19,228
 Diluted ...................................      19,823          19,836          19,887          20,159

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 -- EXECUTIVE COMPENSATION

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Part III, Items 10, 11, 12, and 13, is hereby incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management," "Management," "Executive Compensation -- Summary of Cash and Other Compensation," "-- Option Grants" and "-- Option Exercises and Holdings," "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our definitive Proxy Statement to be filed with the Securities and Exchange Commission and mailed to stockholders on or about July 14, 2003.

                                     PART IV

ITEM 14 -- CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, AMS, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information relating to AMS and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act. We have investments in certain unconsolidated entities. As we do not control or manage these entities, the disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

     As part of the ongoing investment in our growth, during July 2002 we completed a significant portion of the upgrade and conversion of our core operating software to a new Oracle Enterprise Resource Planning ("ERP") as well as a Warehouse Management System (the "Systems Upgrade"). We expect the final and most significant component of the Systems Upgrade to take place early in the second quarter of Fiscal 2004. We have adapted certain of our internal controls to the first phase of the Systems Upgrade, and we will continue to evaluate, document and monitor any required changes to internal controls in connection with the full implementation of the Systems Upgrade. Except in connection with the Systems Upgrade, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we completed our evaluation.

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1. See Index to Consolidated Financial Statements contained in Item 8 herein.

     2. See Index to Schedule to Consolidated Financial Statements included herein.

     3.   See Item 15(c) for Index of Exhibits.

 (b) 1.   Report on Form 8-K, Items 2 and 7 -- Filed on February 14, 2002.

     2.   Report on Form 8-K, Item 4 -- Filed on April 3, 2002.

     3.   Report on Form 8-K, Items 4 and 7 -- Filed on April 8, 2002.

 (c) Exhibits

     3.1  Certificate of Incorporation, as amended (2)

     3.2  Bylaws, as amended (2)

     10.1 1987 Stock Option Plan (3)

     10.2 Employee Profit-Sharing Plan (4)

     10.3 1995 Stock Option Plan, as amended (2)

     10.4 Employee Stock Purchase Plan (5)

     10.5 Credit Agreement, dated as of December 17, 2002, among Advanced Marketing Services, Inc., as borrower, and California Bank and Trust Company, Bank of the West and Union Bank of California, as lenders, regarding a $45 million line of credit (6)

     21.0 Subsidiaries of the Registrant

     23.1 Consent of Deloitte & Touche LLP

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael
          M. Nicita, President and Chief Executive Officer. (7)

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Edward
          J. Leonard, Executive Vice President, Chief Financial Officer and Secretary. (7)

 (d) The required financial statement schedules are listed on the Index to Schedule to Consolidated Financial Statements included herein.

 (1) Incorporated by reference to Registrant's Current Report on Form 8-K (File No. 001-16199) filed on February 14, 2002.

 (2) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-67244) filed on August 10, 2001.

 (3) Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 0-16002) for the Fiscal year ended March 31, 1992, as filed on June 26, 1992.

 (4) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 33-14596) filed on May 28, 1987.

 (5) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-59341) filed on July 17, 1998.

 (6) Incorporated by reference to Registrant's Quarterly Current Report on Form 10-Q 8-K (File No. 001-16199).

 (7) Furnished herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANCED MARKETING SERVICES, INC.

Date:   June 30, 2003        By:   /s/ Charles C. Tillinghast
                                   ---------------------------------
                                   Charles C. Tillinghast
                                   Chairman of the Board and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   June 30, 2003        By:   /s/ Charles C. Tillinghast
                                   ---------------------------------
                                   Charles C. Tillinghast
                                   Chairman of the Board and Director

Date:   June 30, 2003        By:   /s/ Michael M. Nicita
                                   ---------------------------------
                                   Michael M. Nicita
                                   President, Chief Executive Officer
                                   and Director
                                   (principal executive officer)

Date:   June 30, 2003        By:   /s/ Edward J. Leonard
                                   ---------------------------------
                                   Edward J. Leonard
                                   Executive Vice President and
                                   Chief Financial Officer and Secretary
                                   (principal, financial and accounting officer)

Date:   June 30, 2003        By:   /s/ Loren C. Paulsen
                                   ---------------------------------
                                   Loren C. Paulsen
                                   Director

Date:   June 30, 2003        By:   /s/ James A. Leidich
                                   ---------------------------------
                                   James A. Leidich
                                   Director

Date:   June 30, 2003        By:   /s/ E. William Swanson, Jr.
                                   ---------------------------------
                                   E. William Swanson, Jr.
                                   Director

Date:   June 30, 2003        By:   /s/ Trygve E. Myhren
                                   ---------------------------------
                                   Trygve E. Myhren
                                   Director

Date:   June 30, 2003        By:   /s/ Lynn S. Dawson
                                   ---------------------------------
                                   Lynn S. Dawson
                                   Director

Date:   June 30, 2003        By:   /s/ Robert F. Bartlett
                                   ---------------------------------
                                   Robert F. Bartlett
                                   Director

Date:   June 30, 2003        By:   /s/ Bruce E. Grout
                                   ---------------------------------
                                   Bruce E. Grout
                                   Director

                                 CERTIFICATIONS

I, Michael M. Nicita, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Advanced Marketing Services, Inc. (the "Registrant").

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003     /s/ Michael M. Nicita
      -------------     ------------------------------------------------------
                        Name:  Michael M. Nicita
                        Title: President and Chief Executive Officer

                                 CERTIFICATIONS

I, Edward J. Leonard, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Advanced Marketing Services, Inc. (the "Registrant").

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003     /s/ Edward J. Leonard
      -------------     ------------------------------------------------------
                        Name:  Edward J. Leonard
                        Title: Executive Vice President,
                        Chief  Financial Officer and Secretary

                       ADVANCED MARKETING SERVICES, INC.
             INDEX TO SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   -----
Schedule:
II  Valuation and Qualifying Accounts ...........................   59

          All other schedules are not submitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements of Advanced Marketing Services, Inc. or in the notes thereto.

                                   SCHEDULE II

                        ADVANCED MARKETING SERVICES, INC.
           VALUATION AND QUALIFYING ACCOUNTS (As Revised--See Note 1)
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                             (Amounts in Thousands)

                                                   Balance at     Additions
                                                    Beginning      Charged      Adjustments/     Balance at
                                                     of Year      to Income      Deductions      End of Year
                                                   ----------     ----------    ------------     -----------
2001
----
Allowance for uncollectible accounts and
 sales returns ................................      $3,971         $2,451        $   800           $5,622
                                                     ======         ======        =======           ======
Reserve for markdown of inventory .............      $7,509         $2,592        $ 3,160           $6,941
                                                     ======         ======        =======           ======
2002
----
Allowance for uncollectible accounts and
 sales returns ................................      $5,622         $2,097        $(1,520)          $9,239
                                                     ======         ======        =======           ======
Reserve for markdown of inventory .............      $6,941         $1,034        $ 1,272           $6,703
                                                     ======         ======        =======           ======
2003
----
Allowance for uncollectible accounts and
 sales returns ................................      $9,239         $1,914        $ 1,585           $9,568
                                                     ======         ======        =======           ======
Reserve for markdown of inventory .............      $6,703         $4,028        $ 1,817           $8,914
                                                     ======         ======        =======           ======

Subsidiaries of the Registrant

   Advanced Marketing (U.K.) Limited -- England
   Advanced Marketing S. de R.L. de C.V. -- Mexico
   Advanced Marketing (Europe) Limited -- England
   Advanced Marketing Services Investments, Inc. -- California
   Mira Mesa Marketing, Inc.
   Advanced Marketing Services Australia Pty, Limited -- Australia Bookwise International Pty Limited -- Australia
   Aura Books, Plc -- England
   Metrastock, Limited -- England
   Aspen Marketing Communications Limited -- England
   Bookwise Asia Pte Limited -- Singapore
   Publishers Group Incorporated -- California
   Publishers Group West Incorporated -- California
   H.I. Marketing Limited -- England
   Cutsound Limited -- England

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement Nos. 33-30467, 33-43792, 333-01155, 333-59343, 333-59341, 333-42854, 333-67244 and
333-99245 of Advanced Marketing Services, Inc. on Form S-8 of our report dated May 19, 2003 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to i) the adoption of a new accounting principle and ii) the application of procedures with respect to certain other disclosures related to the 2001 financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures), appearing in this Annual Report on Form 10-K of Advanced Marketing Services, Inc. for the year ended March 31, 2003.


/S/ DELOITTE & TOUCHE LLP


San Diego, California
June 30, 2003