Form 10-K/A
period 2003-03-31
ADVANCED MARKETING SERVICES INC
filed 2003-07-02
CIK 814580

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   FORM 10-K/A
                                ----------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its August 14, 2003 Annual Meeting of Stockholders (to be filed on or about July 14, 2003) are incorporated by reference into Part III of this Form 10-K/A.

================================================================================

                                EXPLANATORY NOTE

     Advanced Marketing Services, Inc. (the "Company") is filing this amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the "Form 10-K") to furnish supplementally the Certifications pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were referenced as Exhibits 99.1 and 99.2 to the Company's Form 10-K but inadvertently not attached to the Form 10-K.

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